Form 10-K/A
period 1996-06-30
IMNET SYSTEMS INC
filed 1996-11-08
CIK 893329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996
                                       OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-26306

                               IMNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                  39-1730068
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification No.)


            8601 Dunwoody Place, Suite 420,
                    Atlanta, Georgia                      30350
        (Address of principal executive offices)        (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (770) 998-2200

           Securities registered pursuant to Section 12(b)of the Act:


            TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------       -----------------------------------------
                    None                             Not Applicable


           Securities registered pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $117,786,536 at October 25, 1996 (8,193,846 shares). The number of common shares outstanding at October 25, 1996 was 9,601,044 (exclusive of treasury shares).


375356.6

         In filing the Annual Report on Form 10-K of IMNET Systems, Inc. (the "Company"), the Company incorporated certain of the information required by Part III by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders. The Company's Proxy Statement for the Annual Meeting of Stockholders will not be filed within the 120 day period following the end of the Company's fiscal year ended June 30, 1996. Accordingly, the undersigned registrant hereby amends Part III of its Annual Report on Form 10-K as set forth below:


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         DIRECTORS AND EXECUTIVE OFFICERS.

         The Company's directors and executive officers and their ages as of October 23, 1996 are as follows:


NAME                                 Age     Position
----                                 ---     --------

Kenneth D. Rardin................... 46      Chairman of the Board and Chief Executive Officer
James A. Gilbert.................... 48      President, Chief Operating Officer and Director
Thomas D. Underwood................. 38      Senior Vice President - Technical Operations
Raymond L. Brown.................... 39      Senior Vice President and Chief Financial Officer
Gary D. Bowers...................... 43      Senior Vice President - Business Development
Paul J. Collins, Jr................. 40      Senior Vice President - Marketing
Kenneth R. Brown.................... 57      Executive Vice President
Daniel P. Howell (1)(2)............. 44      Secretary and Director
James A. Gordon (1)(2).............. 47      Director


(1)      Member of the Audit Committee

(2)      Member of the Compensation Advisory Committee


         Mr. Rardin has been Chairman of the Board and Chief Executive Officer of the Company since October 1992, when the Company acquired certain assets of IMGE, Inc. and certain of its subsidiaries (collectively, "IMGE"). He was also President of the Company from October 1992 until the appointment of Mr. Gilbert as President in September 1996. Mr. Rardin has over 25 years of experience in the computer software field. Beginning in late 1990 until the consummation of the 1992 IMGE acquisition (the "1992 Acquisition"), he was Chief Executive Officer of IMGE. From 1989 to 1990, Mr. Rardin was a self-employed consultant in the computer and data communications industries. From 1986 to 1989, Mr. Rardin served as President and Chief Executive Officer of GMD, Inc., a provider of systems which integrated design and manufacturing automation with business systems. From 1983 to 1986, Mr. Rardin was President and Chief Executive Officer of FutureSoft Synergies, Inc., a venture capital investment and management company. From 1977 to 1982, Mr. Rardin was Chief Operating Officer of Software AG of North America. During such time, Software AG of North America grew from a small private software company to one of the industry's largest publicly-held international software companies.


375356.6
                                       -2-

         Mr. Gilbert was appointed a Director, President and Chief Operating Officer in September 1996. Prior to joining IMNET, Mr. Gilbert held several positions over eight years at HBO & Company ("HBOC"). Since 1995, he was Senior Vice President and General Counsel, where he had operational responsibility for several product groups. From 1988 to 1995 he served as Vice President. Prior to his eight-year tenure at HBOC, Mr. Gilbert was a partner with the Atlanta law firm of Hansell and Post.

         Mr. Underwood became Senior Vice President - Technical Operations in January 1996. He was Vice President - Technical Operations from July 1995 until January 1996. Mr. Underwood has over 15 years of experience in operations management and hardware and software development. From May 1992 through June 1995, Mr. Underwood was Business Unit Manager for the Document Management Systems division of Perceptics Corporation ("Perceptics"), a subsidiary of Westinghouse Electric Corporation. From November 1988 through May 1992, Mr. Underwood served as the Director - Operations and Engineering for Perceptics.

         Mr. Raymond L. Brown, a certified public accountant, has been Senior Vice President and Chief Financial Officer since December 1995. Prior to joining IMNET, he was employed by Communications Central, Inc., a pay telephone service provider, as Vice President, Chief Financial Officer and Treasurer from October 1994 to November 1995. From March 1993 to September 1994, Mr. Brown served as Vice President, Chief Financial Officer, Treasurer and Secretary of AER Energy Resources, Inc., a battery manufacturing company, where he had responsibility for all finance, management information systems and human resource activities. From September 1989 to February 1993, Mr. Brown served as Vice President, Finance and Chief Operating Officer of Delta Color, Inc., an ink manufacturing company, where he was responsible for finance and operations. Prior to September 1989, Mr. Brown served as Director, Accounting and Financial Planning for Gould, Inc. in its imaging and graphics division.

         Mr. Bowers has been Senior Vice President - Business Development of the Company since June 1996. Mr. Bowers has over 21 years of technical and management experience in the computer software and services field. Mr. Bowers joined the Company following the 1992 Acquisition in October 1992 as Vice President Marketing and Business Development. He was employed by IMGE beginning in 1991 as Vice President of Technical Operations. From 1986 through 1991, Mr. Bowers was employed at Software AG as Director of Sales Support for its newly-formed Federal Systems subsidiary and subsequently as Director of the Geographic Information Systems Group.

         Mr. Collins has been Senior Vice President - Marketing of the Company since April 1995. Mr. Collins has 15 years of experience in information processing, including ten years in the healthcare industry. Prior to joining IMNET, he was employed by Lanier Worldwide ("Lanier") for 14 years, most recently as Marketing Director. From 1991 through 1993 he served as Director of Product Marketing, and from 1985 through 1991, he served as a District Manager for Lanier.

         Mr. Kenneth R. Brown has been Executive Vice President of the Company since April 1995. He has more than 32 years of experience in the computer industry. Mr. Brown is a member of the Board of Advisors and Chairman for the Center for Healthcare Information Management, an organization representing approximately 85 HCIS vendors and consultants. From April 1991 through April 1995 he was Chairman of the Board and Chief Executive Officer for CITATION Computer Systems, Inc., an HCIS company. From 1988 to 1990 he was President of Silverlake Systems - Sun Data, Inc., a distributor of midrange IBM computer systems.


375356.6
                                       -3-

         Mr.  Howell  has  been  a  director  of  the  Company  since  the  1992
Acquisition. He is a principal and the Executive Vice President of Mesirow Private Equity Investments, Inc., and the Vice President of Mesirow Financial Services, Inc. in Chicago. Mesirow Private Equity Investments, Inc. manages in excess of $200 million in equity capital. He joined Mesirow in 1986. He has an M.B.A. from the University of Wisconsin-Madison and a B.A. from Lawrence University. Mr. Howell serves as a director and a member of the compensation committee of Microware Systems Corporation.

         Mr. Gordon has been a director of the Company since 1992. He is the principal of Gordon Management, Inc., which he founded in 1992 to serve as the general partner of Edgewater Private Equity Fund, L.P., a $100 million private equity and venture capital investment fund. From 1971 through 1992, he served as the president and owner of Gordon's Wholesale, Inc. ("GWI"). In 1982, Mr. Gordon engineered a leveraged buy-out of his personal and family interests in GWI and sold GWI to a European multinational corporation in 1986. Mr. Gordon has been active in the private equity markets since 1982 and has completed numerous transactions since that time. He serves on the boards of directors of Advanced Photonix, a public company; Pride Industries; Microware Systems Corporation; Pangea, Inc. and DAC Vision, Inc. He also serves as Chairman of the Investment Committee at Grinnell College and is an Advisory member of the National Committee for the Performing Arts. Mr. Gordon is a graduate of Northwestern University.

         The IMNET Board of Directors is comprised of four persons, two of whom are affiliated with investor groups (Messrs. Howell and Gordon), IMNET's Chief Executive Officer (Mr. Rardin) and President (Mr. Gilbert). Each director other than Mr. Gilbert was initially elected and reelected pursuant to the terms of a stockholders' agreement, originally executed at the time of the 1992 Acquisition. That agreement terminated upon the closing of the Company's initial public offering.

         TERMS OF OFFICE.

         Each of the Company's directors will hold office until the Company's Annual Meeting of Stockholders or until his successor is duly elected and qualified. All executive officers of the Company serve at the discretion of the Board of Directors.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Company believes that with respect to fiscal year 1996, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that (i) Mr. Collins filed a report on Form 5 with respect to an option grant and one other late transaction; (ii) Mr. Mark Ulatowski, the Company's former Vice President - Healthcare Sales, filed a report on Form 5 disclosing one late transaction; (iii) Mr. Kenneth Brown filed a report on Form 5 disclosing one late transaction; and (iv) Mr. Bhatt (former Senior Vice President and Chief Technical Officer of the Company) failed to file a Form 5 with respect to an exercise of an option and any other transactions in his shares.


375356.6
                                       -4-

ITEM 11. EXECUTIVE COMPENSATION.

         DIRECTOR COMPENSATION.

         The Company pays directors who are not full-time employees of the Company an annual fee of $5,000 for service on the Board of Directors and a fee of $500 for each Board meeting attended. Directors are entitled to reimbursement of their traveling costs and other out-of-pocket expenses incurred in attending Board and Committee meetings. Additionally, directors who are not members of the Compensation Advisory Committee are eligible to participate in the Company's Employee Stock Option and Rights Plan (the "1993 Plan"). Pursuant to the terms of the 1995 Non-Employee Directors Stock Option Plan (the "Directors Plan"), each then-current director other than Mr. Rardin received options to purchase 3,760 shares of the Common Stock upon the closing of the initial public offering in July 1995. The per share exercise price for these options is $12 per share, the initial public offering price. Each year thereafter, non-employee directors will receive options to acquire 3,760 shares of Common Stock on the first business day after the Annual Meeting of Stockholders, at the closing price of the Company's Common Stock on the date prior to the grant of the option. All options granted under the 1995 Non-Employee Directors Stock Option Plan become exercisable one year after the date of grant, provided the director has attended at least 75% of the sum of all meetings of the Board of Directors and any committees on which that director serves, from the date of grant to such anniversary date. No option granted pursuant to the Directors Plan may be exercised later than five years from the date of grant thereof.

         EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid or accrued by the Company to the Company's Chief Executive Officer, the four other most highly paid executive officers of the Company in 1996 and two former executive officers (Messrs. Bhatt and Ulatowski) who would have been among the most highly paid executives but for the fact that they were no longer serving as executive officers at fiscal year end (the "Named Executive Officers"). The information presented is for the fiscal years ended June 30, 1996, 1995 and 1994.



375356.6
                                       -5-



                           SUMMARY COMPENSATION TABLE


                                                                                      LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                      FISCAL YEAR                                    Securities
                                         ENDED                   ANNUAL              Underlying            ALL OTHER
NAME AND PRINCIPAL POSITION            JUNE 30,               COMPENSATION           Options(#)         COMPENSATION($)
---------------------------            --------          ----------------------      ----------         ---------------
                                                         SALARY($)     BONUS($)
                                                         ---------     --------
Kenneth D. Rardin                        1996             $324,118     $114,356         193,984          $11,763(1)
  Chief                                  1995              281,265          ---         150,400           11,273(2)
  Executive Officer................      1994              277,216          ---          55,108           11,273(2)
Gary D. Bowers                           1996              145,192       57,506          23,647              ---
  Senior Vice President, Business        1995              113,161       12,929          18,800              ---
  Development......................      1994              111,371          ---           8,753              ---
Thomas D. Underwood                      1996           139,692(3)       55,975          50,000              ---
  Senior Vice President                  1995                  ---          ---             ---              ---
  Technical Operations ............      1994                  ---          ---             ---              ---
Kenneth R. Brown                         1996              126,442       63,646             ---              ---
  Executive Vice President               1995            24,038(4)          ---          46,353              ---
  President........................      1994                  ---          ---             ---              ---
Paul J. Collins, Jr.                     1996              123,692       36,900          12,447              ---
  Senior Vice President                  1995            23,077(4)       10,000          27,553              ---
  Marketing .......................      1994                  ---          ---             ---
Mark S. Ulatowski(6)                     1996           114,231(5)      159,750          21,200              ---
  Vice President -                       1995           273,555(5)        9,000          15,980              ---
  Healthcare Services..............      1994           102,118(5)           --           2,820              ---
Nikhil A. Bhatt(7)                       1996              193,314        5,000             ---              ---
  Senior Vice President and              1995              140,595        6,497             ---              ---
  Chief Technical Officer..........      1994              141,745           --           8,753              ---
---------------------


(1) The amounts shown reflect the dollar value of disability ($9,370) and life insurance ($2,393) premiums paid by the Company.

(2) Reflects the dollar value of disability ($7,309) and life insurance ($3,964) premiums paid by the Company.

(3)  Mr. Underwood joined the Company in July 1995.

(4)  Mr. Brown and Mr. Collins both joined the Company in April 1995.

(5)  Includes sales commissions.

(6) Mr. Ulatowski ceased to be an executive officer of the Company prior to June 30, 1996.

(7)  Mr. Bhatt left the employ of the Company prior to June 30, 1996.




375356.6
                                       -6-

  OPTION GRANTS TABLE

         The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended June 30, 1996. No separate stock appreciation rights ("SARs") were granted during fiscal 1996.


                                            OPTION GRANTS IN FISCAL 1996
                                                 INDIVIDUAL GRANTS


                                                                                                     Potential Realizable Value
                                                                                                      at Assumed Annual Rates
                                                                                                          of Stock Price
                                                                                                         Appreciation for
                                                    INDIVIDUAL GRANTS                                     Option Term(2)
                     ---------------------------------------------------------------------------    ---------------------------

                            Number of
                            Securities           % of Total
                            Underlying        Options Granted       Exercise
                             Options          to Employees in        Price          Expiration
NAME                      Granted(#)(1)         Fiscal Year        ($/share)           Date             5%($)       10%($)
----------------------   ----------------    ------------------   ------------    --------------    ---------------------------
Kenneth D. Rardin            193,98                44.8%             $21.25          01/09/06         $2,592,404    $6,569,661
Gary D. Bowers                23,64                 5.5               21.25          01/09/06            316,019       800,854
Thomas D. Underwood           27,00                 6.2               12.00          07/14/05            203,762       516,373
Thomas D. Underwood           23,00                 5.3               21.25          01/09/06            307,372       778,942
Paul J. Collins               12,44                 2.9               21.25          01/09/06            166,342       421,543
Mark S. Ulatowski             21,20                 4.9               21.25          01/09/06            283,317       717,981

---------------------

(1) The options will become exercisable at the rate of 20% per year from the date of grant and have 10-year terms so long as the optionee's employment with the Company continues. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Compensation Advisory Committee of the Board of Directors. The exercise price may be paid in cash or, at the option of the Compensation Advisory Committee, in shares of Common Stock valued at fair market value on the exercise date.

(2) Future value of current-year grants assuming appreciation in the market value of the Common Stock of 5% and 10% per year over the 10-year option period. The actual value realized may be greater than or less than the potential realizable values set forth in the table.


     OPTION EXERCISES AND YEAR-END VALUE TABLE

         None of the Named Executive Officers has held or exercised separate SARs. The following table sets forth certain information regarding options exercised during the fiscal year ended June 30, 1996 by, and unexercised options held at fiscal year end by, each of the Named Executive Officers.



375356.6
                                       -7-



                                      FISCAL 1996 YEAR-END OPTION VALUES

                          SHARES                    NUMBER OF SECURITIES UNDERLYING
                         ACQUIRED                     UNEXERCISED OPTIONS AT 1996     VALUE OF UNEXERCISED IN-THE-
                            ON           VALUE            FISCAL YEAR END(#)          MONEY OPTIONS AT 1996 FISCAL
                         EXERCISE       REALIZED        EXERCISABLE/UNEXERCISABLE             YEAR END($)(1)
        NAME               (#)           ($)                                           EXERCISABLE/UNEXERCISABLE
        ----           -------------  ------------  ------------------------------- --------------------------------
Kenneth D. Rardin                 0    $        0           52,123/347,369               $1,225,021/$5,365,256
Gary D. Bowers                    0             0            7,261/43,939                   171,112/692,085
Thomas D. Underwood               0             0            5,400/44,600                    99,900/612,350
Kenneth R. Brown              9,270       213,674              0/37,083                        0/854,763
Paul J. Collins                   0             0            5,510/34,490                   127,006/623,226
Mark S. Ulatowski             4,324        98,713              0/35,676                        0/531,582
Nikhil A. Bhatt               8,753       233,005                 0/0                             0/0


------------------------

(1) Calculated based on the $30.50 estimated fair market value of the underlying securities as of June 30, 1996.

EMPLOYMENT AGREEMENTS

         The Company entered into an employment agreement with Mr. Rardin in May 1992, which was amended in July 1995, and again in May 1996. It extends through December 31, 1999. The employment agreement, as amended, establishes Mr. Rardin's base salary at $303,132, subject to adjustment upward in accordance with the Consumer Price Index (the "CPI"). Under the agreement, the Company also has agreed to pay the premiums with respect to certain life and disability insurance for Mr. Rardin. The agreement may be terminated by the Company with or without cause or upon Mr. Rardin's death or his inability to perform his duties on a substantially full-time basis on account of disability or incapacity for a period of six or more months. The agreement also contains a one-year non-competition provision. The agreement provides that Mr. Rardin is entitled to be nominated for election as a director of the Company for so long as he is employed full time by the Company. Mr. Rardin is also entitled to receive bonuses provided that the Company achieves certain earnings targets, and is entitled to participate in insurance and other benefit, pension or health plans provided by the Company to its key executive employees. Mr. Rardin is entitled to severance through December 31, 1999 upon termination of his employment prior to January 1, 1999 by reason of: (i) termination by the Company other than for cause; or (ii) at the election of Mr. Rardin within the six month period following a Severance Event. A Severance Event includes: (a) the occurrence of material changes made without the written consent of Mr. Rardin which diminish the position, title, authority, compensation or scope of authority enjoyed by Mr. Rardin as of the date the employment agreement was executed; (b) the occurrence of a transaction involving the Company whereby, following the consummation thereof, (1) 51% of the Company's outstanding voting shares will have been acquired by a third party or parties in a transaction or series of transactions effected with the purpose or effect of accomplishing a change in control of the Company or (2) the Company will have disposed of to a third party substantially all of the assets or business or entered into a substantially similar transaction; or (c) the occurrence of certain bankruptcy or insolvency events involving the Company (a "Bankruptcy Event"). In the event that Mr. Rardin's employment with the Company is terminated on or after January 1, 1999 for any of the reasons set forth above, Mr. Rardin is entitled to severance for a period of 12 months from the date of termination of his employment. The severance to which Mr. Rardin is entitled includes continued compensation payments at the base salary rate in effect at the time of the termination of employment, continued ability to participate in life or death benefit plans, continued life and disability insurance, and continued ability to participate in employee fringe benefit and pension plans, each as Mr. Rardin

375356.6
                                       -8-
would have been entitled to receive during the term of his employment. In the event that Mr. Rardin's employment with the Company terminates by reason of: (A) termination by the Company other than for cause; (B) disability; (C) death; or
(D) the Severance Events described above, Mr. Rardin is entitled to receive a pro rata portion of the bonus which he would otherwise have been entitled to receive, prorated to reflect the actual number of days worked by Mr. Rardin during such fiscal year.

         Messrs. Bhatt, Bowers, Collins and Underwood have entered into employment agreements with the Company dated May 22, 1992, May 22, 1992, April 10, 1995 and July 5,1995, respectively. The agreements are terminable at any time upon three months' written notice by either party; automatically in the event of the death of the employee; immediately upon written notice if termination is for cause as defined therein and at any time upon the mutual agreement of the Company and the employee. The agreements established original base salary rates for Mr. Bhatt, Mr. Bowers, Mr. Collins and Mr. Underwood, each subject to annual adjustments tied to increases in the CPI. As a result of subsequent increases in the CPI and merit raises, Mr. Bhatt's annual salary at the time he left the employ of the Company was $151,354; Mr. Bowers' current annual salary is $128,125; Mr. Collins' current annual salary is $123,000; and Mr. Underwood's current annual salary is $153,250. Each of the employees is eligible to receive incentive bonuses under bonus plans to be determined by the President of the Company for senior level executives of the Company, with grants of any such bonuses being made in the sole discretion of the Board of Directors. Each employee is entitled to receive six months severance pay at the monthly rate of their respective then-current base salaries upon termination of his employment for any reason other than cause and, with respect to Mr. Bowers, in the event Mr. Rardin's employment with the Company is terminated and such employee elects to terminate his employment within 30 days thereafter, provided such severance terminates upon acceptance by such employee of full-time employment with a subsequent employer during the six month severance period. Mr. Collins' and Mr. Underwood's agreement contains a one-year non-competition provision, while Mr. Bowers' agreement contains a six month non-competition provision. Mr. Bhatt left the employ of the Company prior to June 30, 1996. He accepted full time employment before the expiration of his severance period.

         In April 1995, Mr. Brown entered into a letter agreement with the Company which established his base salary at $125,000, plus annual CPI adjustments. As a result of subsequent increases in the CPI, Mr. Brown's current annual salary is $128,125. Also, pursuant to the agreement, Mr. Brown is eligible to receive incentive bonuses based upon achieving certain Company goals.

         The Company currently has no written employment agreement with Mr. Ulatowski.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         During fiscal 1996, Messrs. Howell, Gordon and John I. Jellinek served as members of the Compensation Advisory Committee. No member of the Committee is an employee, officer, or former officer of the Company, except that Mr. Howell served as Secretary of the Company without compensation for such services through November 1996. Mr. Jellinek served on the Compensation Advisory Committee until August 22, 1996.

         The Company entered into a distribution partner agreement with SoftNet Systems, Inc. ("SoftNet") in March 1993. SoftNet is a software and services company for which Mr. John I. Jellinek serves as President and Chief Executive Officer and Mr. John J. McDonough serves as Chairman of the Board of Directors. Messrs. Jellinek and McDonough are former directors of the

375356.6
                                       -9-

Company. The Company received $167,142 and no revenues from SoftNet in fiscal 1993 and 1994, respectively, pursuant to this agreement. The Company and SoftNet entered into an amendment to the distribution partner agreement in June 1995 pursuant to which SoftNet agreed to purchase certain hardware and software from the Company at an aggregate purchase price of approximately $2.0 million, payable in four equal installments due at the end of each calendar quarter, the first of which was due January 1, 1996, and was paid in February 1996. The Company recorded revenues and trade receivables of $485,000 in fiscal 1995 pursuant to this arrangement.

         On June 30, 1996, the Company entered into manufacturing and distribution rights agreements with SoftNet and an affiliated company, which provided for the grant of exclusive worldwide manufacturing rights and nonexclusive distribution rights with respect to markets other than healthcare, as defined, for the IMNET MegaSAR Microfilm Jukebox, the Company's proprietary microfilm storage device. The terms of the agreements included an obligation by SoftNet to pay the Company nonrefundable advance license fees of $1,000,000. These nonrefundable advance license fees were recognized as revenue by the Company in the year ended June 30, 1996. The terms of the agreements also provided for SoftNet to pay the Company a fixed license fee per unit for all units manufactured, and a provision for SoftNet to purchase, at carrying value, the Company's remaining raw materials inventories on an as-needed basis.

         Simultaneously with the execution of the manufacturing and distribution rights agreements and the second amendment to the distribution partner agreement, the Company converted all amounts due from SoftNet into a secured note receivable from SoftNet bearing interest at the prime rate plus 2%, due upon the earlier of (1) the sale of IMNET Common Stock owned by SoftNet, or (2) June 29, 1997. The note receivable was fully secured at June 30, 1996 by 112,913 shares of IMNET Common Stock owned by SoftNet and held as collateral by the Company. Subsequently, SoftNet sold its shares of IMNET Common Stock and paid IMNET $2.5 million against the approximately $2.9 million it owed under the note receivable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 25, 1996, by:
(i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) the Named Executive Officers who beneficially own shares of the Company's Common Stock;
(iii) each director of the Company; and (iv) all of the Company's executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all the shares of Common Stock indicated.

375356.6
                                      -10-





                                                                          BENEFICIAL OWNERSHIP
BENEFICIAL OWNER                                                             AS OF 10/25/96
----------------                                                             --------------
                                                                           SHARES      PERCENTAGE
                                                                           ------      ----------
Edgewater Private Equity Fund, L.P.(1).........................           644,396          6.7%
Mesirow Capital(2).............................................           644,396          6.7
Kenneth D. Rardin(3)...........................................           147,731          1.5
Gary D. Bowers(4)..............................................            20,849           *
Nikhil A. Bhatt (8)............................................             8,753           *
Thomas D. Underwood  (5).......................................             5,400           *
Kenneth R. Brown (6)...........................................            11,270           *
Paul J. Collins (7)............................................             6,010           *
Mark S. Ulatowski (9)..........................................             4,852           *
James A. Gilbert (10)..........................................             1,200           *
James A. Gordon(1)(11).........................................           648,156          6.7
Daniel P. Howell(2)(11)........................................           648,156          6.7

All officers and directors as a group (9 persons)(12)..........         1,488,772         15.4

---------------------

 *   Represents beneficial ownership of less than 1%.

(1) The shares beneficially owned include 644,396 shares held by Edgewater Private Equity Fund, L.P. ("Edgewater"). Gordon Management, Inc. serves as general partner of Edgewater. Mr. Gordon is the President and a principal of Gordon Management, Inc. Mr. Gordon may therefore be deemed to be the beneficial owner of the shares held by Edgewater. The address of Edgewater Private Equity Fund, L.P., is 666 Grand Avenue, Suite 200, Des Moines, Iowa 50309.

(2) The shares beneficially owned include 520,287 shares held by Mesirow V and 124,109 shares held by Mesirow VI. Mr. Howell is a principal and the Executive Vice President of Mesirow Private Equity Investments, Inc., the General Partner of Mesirow V and Mesirow VI. Mr. Howell may therefore be deemed to be the beneficial owner of the shares held by Mesirow V and Mesirow VI. The address of Mesirow Capital is 350 North Clark Street, Chicago, Illinois 60610.

(3) Includes 3,760 shares held by Mr. Rardin's daughter. Also includes options to purchase 52,123 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 452,369 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(4) Includes options to purchase 7,261 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 58,939 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(5) Consists of options to purchase 5,400 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 84,600 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(6) Does not include 37,083 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(7) Includes options to purchase 5,510 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 49,490 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(8) Based upon Mr. Bhatt's notice of exercise of options for 8,753 shares received by the Company on April 30, 1996.

(9) Does not include 35,676 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(10) Does not include 400,000 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

375356.6
                                      -11-

(11) Includes options to purchase 3,760 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report.

(12) Includes options to purchase 77,814 shares which are currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 1,157,481 shares subject to outstanding options which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Prior to October 5, 1992, the Company was engaged in raising funds and negotiating the 1992 Acquisition, which was consummated on that date. IMGE received 20,000 shares of Series B Preferred Stock and 470,000 shares of Common Stock as partial consideration for its sale of assets to the Company pursuant to the 1992 Acquisition. In connection with obligations undertaken pursuant to the 1992 Acquisition, the Company paid to IMGE $96,000 in fiscal 1993, $96,000 in fiscal 1994 and $72,000 in fiscal 1995, and $63,281 in fiscal 1996. Pursuant to the 1992 Acquisition, the Company agreed to pay or reimburse IMGE, up to a maximum annual aggregate amount of $96,000, for its cost in connection with preparing required filings with the Securities and Exchange Commission and certain maintenance fees for a specified period of time after the closing of the Acquisition. The Company's obligations for such filing and maintenance costs ended in January 1996.

         In October 1992 and January 1994, the Company loaned $75,000 and $30,000, respectively, to Mr. Rardin, the Chairman of the Board and Chief Executive Officer of the Company. Such loans are evidenced by unsecured promissory notes which are payable as follows: the $75,000 note accrued no interest for two years from the date of issuance, and accrued interest thereafter at a rate of 10% per annum. The $30,000 note bears interest from the date of issuance at a rate of 10% per annum and was initially due by January 31, 1996. The notes were amended to extend the due date for all payments of principal and interest to September 30, 1997. Pursuant to the terms of such notes, bonuses earned by Mr. Rardin pursuant to his employment agreement are to be applied against amounts due under those notes. The aggregate balance of these loans as of June 30, 1996 and the largest aggregate amount of indebtedness owed to the Company by Mr. Rardin during fiscal year 1996 was $105,000.

         On August 22, 1995, the Company loaned Mr. Underwood, the Vice President - Technical Operations of the Company, $150,000, secured by his home in Knoxville, Tennessee, in order to assist him in financing the purchase of a home in Atlanta. This amount, plus interest at the rate of 8.75%, was due to be repaid upon the closing of the sale of his home in Knoxville. On September 29, 1995, Mr. Underwood repaid the Company $151,422, including accrued interest, representing the largest amount due from the date of the loan through such date.

         In September 1996, James A. Gilbert became President and Chief Operating Officer and a director of the Company. Prior to September 1996, Mr. Gilbert was an executive officer of HBOC. In March 1996, the Company signed agreements with HBOC, forming a business alliance whereby HBOC will distribute the Company's products on a private label basis and HBOC has agreed to certain noncompete provisions with respect to the Company's products. As part of these agreements, the Company also assumed certain customer support and conversion obligations with respect to HBOC customers currently using HBOC's First Perspective product line. The Company has accrued $3.0 million to reflect its estimate of the cost of converting the First Perspective customers to the Company's products. The HBOC alliance provides for a seven year term and five equal payments

375356.6
                                      -12-
to HBOC totaling $3.0 million, beginning upon execution of the agreements through March 1997. Payments of $600,000 were made to HBOC by the Company in March and June 1996. The Company recorded a non-recurring charge of $4.6 million to the Company's consolidated statement of operations and capitalized the remaining $1.4 million as an intangible asset related to the Company's valuation of the margin on the maintenance and support revenues expected from the First Perspective customers. The Company has classified the remaining obligation to HBOC of $1.8 million in cash and the $2.8 million in estimated conversion costs, net of conversion costs incurred through June 30, 1996, in accrued expenses in its June 30, 1996 consolidated balance sheet. See Item 8 of the Company's Form 10-K for the fiscal year ended June 30, 1996.

375356.6
                                      -13-

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IMNET SYSTEMS, INC.



November 8, 1996                By: /s/ Raymond L. Brown
                                    --------------------
                                    Raymond L. Brown,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



375356.6
                                      -14-