Form 10-K/A
period 1996-06-30
IMNET SYSTEMS INC
filed 1996-11-12
CIK 893329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1996
                                                        OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:


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


378950.1

     The Registrant is hereby filing Amendment No. 2 to Form 10-K to add the last digit to the number of securities underlying options granted in the 1996 Option Grants Table. The last digit in each number was inadvertently omitted in the EDGAR transmission from the Registrant's Amendment No. 1 to Form 10-K filed on November 8, 1996.

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



378950.1
                                       -2-




                                            SUMMARY COMPENSATION TABLE


                                                                                      LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                      FISCAL YEAR                                    Securities
                                         ENDED                 ANNUAL                Underlying        ALL OTHER
NAME AND PRINCIPAL POSITION            JUNE 30,             COMPENSATION             Options(#)     COMPENSATION($)
---------------------------            --------             ------------             ----------     ---------------
                                                       SALARY($)     BONUS($)
                                                       ---------     --------
Kenneth D. Rardin                        1996          $324,118     $114,356           193,984       $ 11,763(1)
  Chief                                  1995           281,265        ---             150,400         11,273(2)
  Executive Officer................      1994           277,216        ---              55,108         11,273(2)
Gary D. Bowers                           1996           145,192       57,506            23,647           ---
  Senior Vice President, Business        1995           113,161       12,929            18,800           ---
  Development......................      1994           111,371        ---               8,753           ---
Thomas D. Underwood                      1996           139,692(3)    55,975            50,000           ---
  Senior Vice President                  1995              ---          ---               ---            ---
  Technical Operations . . . . . . .     1994              ---          ---               ---            ---
Kenneth R. Brown                         1996           126,442       63,646              ---            ---
  Executive Vice                         1995            24,038(4)      ---             46,353           ---
  President . . . . . . . . . . . . . .  1994              ---          ---               ---            ---
Paul J. Collins, Jr.                     1996           123,692       36,900            12,447           ---
  Senior Vice President                  1995            23,077(4)    10,000            27,553           ---
  Marketing . . . . . . . . . . . . .    1994              ---          ---               ---
Mark S. Ulatowski(6)                     1996           114,231(5)   159,750            21,200           ---
  Vice President -                       1995           273,555(5)     9,000            15,980           ---
  Healthcare Services..............      1994           102,118(5)      ---              2,820           ---
Nikhil A. Bhatt(7)                       1996           193,314        5,000              ---            ---
  Senior Vice President and              1995           140,595        6,497              ---            ---
  Chief Technical Officer..........      1994           141,745         ---              8,753           ---
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




378950.1
                                       -3-

         OPTION GRANTS TABLE

         The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended June 30, 1996. No separate stock appreciation rights ("SARs") were granted during fiscal 1996.


                          OPTION GRANTS IN FISCAL 1996
                                INDIVIDUAL GRANTS


                                                                                                     Potential Realizable Value
                                                                                                      at Assumed Annual Rates
                                                                                                          of Stock Price
                                                                                                         Appreciation for
                                                    INDIVIDUAL GRANTS                                     Option Term(2)
                     ---------------------------------------------------------------------------    ---------------------------

                            Number of
                            Securities           % of Total
                            Underlying        Options Granted       Exercise
                             Options          to Employees in        Price          Expiration
NAME                      Granted(#)(1)         Fiscal Year        ($/share)           Date             5%($)          10%($)
----------------------   ----------------    ------------------   ------------    --------------    ---------------------------
Kenneth D. Rardin            193,984                44.8%            $21.25          01/09/06         $2,592,404    $6,569,661
Gary D. Bowers                23,647                 5.5              21.25          01/09/06            316,019       800,854
Thomas D. Underwood           27,000                 6.2              12.00          07/14/05            203,762       516,373
Thomas D. Underwood           23,000                 5.3              21.25          01/09/06            307,372       778,942
Paul J. Collins               12,447                 2.9              21.25          01/09/06            166,342       421,543
Mark S. Ulatowski             21,200                 4.9              21.25          01/09/06            283,317       717,981

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



378950.1
                                       -4-




                                   FISCAL 1996 YEAR-END OPTION VALUES

                          SHARES                      NUMBER OF SECURITIES UNDERLYING
                         ACQUIRED                     UNEXERCISED OPTIONS AT 1996     VALUE OF UNEXERCISED IN-THE-
                            ON           VALUE            FISCAL YEAR END(#)          MONEY OPTIONS AT 1996 FISCAL
                         EXERCISE      REALIZED        EXERCISABLE/UNEXERCISABLE             YEAR END($)(1)
        NAME               (#)           ($)                                         EXERCISABLE/UNEXERCISABLE
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

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Mr. Rardin in May 1992, which was amended in July 1995, and again in May 1996. It extends through December 31, 1999. The employment agreement, as amended, establishes Mr. Rardin's base salary at $303,132, subject to adjustment upward in accordance with the Consumer Price Index (the "CPI"). Under the agreement, the Company also has agreed to pay the premiums with respect to certain life and disability insurance for Mr. Rardin. The agreement may be terminated by the Company with or without cause or upon Mr. Rardin's death or his inability to perform his duties on a substantially full-time basis on account of disability or incapacity for a period of six or more months. The agreement also contains a one-year non-competition provision. The agreement provides that Mr. Rardin is entitled to be nominated for election as a director of the Company for so long as he is employed full time by the Company. Mr. Rardin is also entitled to receive bonuses provided that the Company achieves certain earnings targets, and is entitled to participate in insurance and other benefit, pension or health plans provided by the Company to its key executive employees. Mr. Rardin is entitled to severance through December 31, 1999 upon termination of his employment prior to January 1, 1999 by reason of: (i) termination by the Company other than for cause; or (ii) at the election of Mr. Rardin within the six month period following a Severance Event. A Severance Event includes: (a) the occurrence of material changes made without the written consent of Mr. Rardin which diminish the position, title, authority, compensation or scope of authority enjoyed by Mr. Rardin as of the date the employment agreement was executed; (b) the occurrence of a transaction involving the Company whereby, following the consummation thereof, (1) 51% of the Company's outstanding voting shares will have been acquired by a third party or parties in a transaction or series of transactions effected with the purpose or effect of accomplishing a change in control of the Company or (2) the Company will have disposed of to a third party substantially all of the assets or business or entered into a substantially similar transaction; or (c) the occurrence of certain bankruptcy or insolvency events involving the Company (a "Bankruptcy Event"). In the event that Mr. Rardin's employment with the Company is terminated on or after January 1, 1999 for any of the reasons set forth above, Mr. Rardin is entitled to severance for a period of 12 months from the date of termination of his employment. The severance to which Mr. Rardin is entitled includes continued compensation payments at the base salary rate in effect at the time of the termination of employment, continued ability to participate in life or death benefit plans, continued life and disability insurance, and continued ability to participate in employee fringe benefit and pension plans, each as Mr. Rardin

378950.1
                                       -5-
would have been entitled to receive during the term of his employment. In the event that Mr. Rardin's employment with the Company terminates by reason of: (A) termination by the Company other than for cause; (B) disability; (C) death; or
(D) the Severance Events described above, Mr. Rardin is entitled to receive a pro rata portion of the bonus which he would otherwise have been entitled to receive, prorated to reflect the actual number of days worked by Mr. Rardin during such fiscal year.

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

378950.1
                                       -6-

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



378950.1
                                       -7-

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IMNET SYSTEMS, INC.



November 11, 1996                   By: /s/ Raymond L. Brown
                                        --------------------
                                        Raymond L. Brown,
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)