Form 10-Q
period 1996-09-30
IMNET SYSTEMS INC
filed 1996-11-14
CIK 893329

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1996
                                -----------------------------

                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------  --------------------

Commission File Number            0-26306
                      ---------------------------------------------------


                              IMNET SYSTEMS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                         39-1730068
-------------------------------                       ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

    8601 Dunwoody Place, Atlanta, Georgia                      30350
  ---------------------------------------------------------------------
    (Address of principal executive offices)                (Zip code)

                                 (770) 998-2200
  ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
  ---------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                              ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 9,601,062 shares of Common Stock outstanding as of November 11, 1996.

                              IMNET SYSTEMS, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                            PAGE
                                                                                    ----

        Consolidated Balance Sheets - September 30, 1996 and June 30, 1996            3

        Consolidated Statements of Operations - Three Months Ended
        September 30, 1996 and 1995                                                   4

        Consolidated Statements of Cash Flows - Three Months Ended
        September 30, 1996 and 1995                                                   5

        Notes to Interim Consolidated Financial Statements                          6-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                        8-14


                            PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                             15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              IMNET SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                     SEPTEMBER 30,    JUNE 30,
                                                         1996           1996
                                                     -------------  ------------
                      ASSETS

Current assets:
  Cash and cash equivalents.......................    $ 6,797,731    $16,894,711
  Marketable securities...........................     27,858,799     21,541,760
  Trade accounts receivable, net..................     21,685,226     15,360,291
  Note receivable from related party..............        409,627      2,910,876
  Inventories.....................................      2,972,179      2,079,574
  Prepaid expenses and other current assets.......      1,358,627        712,204
                                                      -----------    -----------
     Total current assets.........................     61,082,189     59,499,416

Noncurrent trade accounts receivable..............        848,540      1,085,927
Notes receivable from officer.....................        105,000        105,000
Property and equipment, net.......................      3,496,638      3,329,331
Computer software development costs, net..........      1,640,021      1,212,875
Acquired technology, net..........................        780,413        959,755
Goodwill and other intangibles, net...............      3,238,770      3,343,774
                                                      -----------    -----------
                                                      $71,191,571    $69,536,078
                                                      ===========    ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................    $ 2,757,331    $ 1,255,134
  Accrued expenses................................      6,725,093      6,653,556
  Deferred revenue................................        742,713        804,357
                                                      -----------    -----------
     Total current liabilities....................     10,225,137      8,713,047

Stockholders' equity:
 Common stock, $.01 par value.  Authorized
   25,000,000 shares; 9,638,699 shares issued and
   9,601,062 shares outstanding at
   September 30, 1996 and 9,627,071 shares issued
   and 9,589,434 shares outstanding at June 30,
   1996...........................................         96,387         96,271
 Additional paid-in capital.......................     80,892,893     80,795,841
 Treasury stock, 37,637 shares, at cost...........       (148,417)      (148,417)
 Accumulated deficit..............................    (19,874,429)   (19,920,664)
                                                      -----------    -----------
     Total stockholders' equity...................     60,966,434     60,823,031
                                                      -----------    -----------
                                                      $71,191,571    $69,536,078
                                                      ===========    ===========


See accompanying notes to unaudited interim consolidated financial statements.

                              IMNET SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   1996        1995
                                                ----------  ----------
Revenues:
  Systems sales................................  $7,694,820  $3,767,674
  Maintenance and professional services........   1,964,454     666,603
                                                 ----------  ----------
    Total revenues.............................   9,659,274   4,434,277
                                                 ----------  ----------
Operating expenses:
  Cost of systems sales........................   2,093,491     631,035
  Cost of maintenance and professional services   1,476,539     481,363
  Sales and marketing..........................   2,648,795   2,058,045
  Research and development.....................   1,149,873     620,780
  General and administrative...................   1,387,005     804,669
  Non-recurring charges........................     749,545          --
                                                 ----------  ----------
    Total operating expenses...................   9,505,248   4,595,892
                                                 ----------  ----------
    Operating income (loss)....................     154,026    (161,615)
 Interest and other income, net................     492,209     417,764
                                                 ----------  ----------
    Income before income taxes.................     646,235     256,149
 Income taxes..................................         --          --
                                                 ----------  ----------
    Net income.................................  $  646,235  $  256,149
                                                 ==========  ==========

Net income per common share....................  $     0.07  $     0.03
                                                 ==========  ==========

Weighted average outstanding common shares
   and common share equivalents ...............   9,998,714   8,068,828
                                                 ==========  ==========

See accompanying notes to unaudited interim consolidated financial statements.

                              IMNET SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   1996          1995
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..................................................  $   646,235   $   256,149
 Adjustments to reconcile net income to net cash used
    in operating activities:
     Depreciation and amortization of property and equipment       244,099       144,175
     Amortization of computer software development costs,
       acquired technology, and goodwill and other
       intangibles...........................................      377,283       174,243
     Provision for doubtful accounts receivable..............       57,235        72,095
     Loss on disposal of property and equipment..............       16,738           542
 (Increase) decrease in:
     Trade accounts receivable...............................   (6,182,783)   (2,582,050)
     Note receivable from related party......................    2,501,249            --
     Inventories.............................................     (845,721)     (443,396)
     Prepaid expenses and other current assets...............     (646,423)     (500,330)
 Increase (decrease) in:
     Accounts payable........................................    1,502,197      (423,899)
     Accrued expenses........................................      109,537       169,307
     Deferred revenue........................................      (61,644)      325,706
                                                               -----------   -----------
       Net cash used in operating activities.................   (2,281,998)   (2,807,458)
                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities.........................   (7,317,039)           --
  Maturities of marketable securities........................    1,000,000            --
  Additions to property and equipment........................     (475,028)     (698,640)
  Additions to computer software development costs...........     (473,183)     (207,346)
  Additions to intangible assets.............................      (46,900)           --
  Issuance of notes receivable from officer..................        --         (150,000)
                                                               -----------   -----------
       Net cash used in investing activities.................   (7,312,150)   (1,055,986)
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock.........................        --       38,181,773
  Proceeds from exercise of stock options and warrants.......       97,168       255,608
  Dividends paid.............................................     (600,000)           --
                                                               -----------   -----------
       Net cash provided by (used in) financing activities...     (502,832)   38,437,381
                                                               -----------   -----------

       Net (decrease) increase in cash and cash equivalents..  (10,096,980)   34,573,937

Cash and cash equivalents at beginning of period.............   16,894,711     1,856,970
                                                               -----------   -----------

Cash and cash equivalents at end of period...................  $ 6,797,731   $36,430,907
                                                               ===========   ===========

See accompanying notes to unaudited interim consolidated financial statements.

                              IMNET SYSTEMS, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1996


(1) BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements represent the accounts of IMNET Systems, Inc. and its wholly owned subsidiaries (the "Company" or "IMNET"). The consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary to a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company's financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     On September 30, 1996, the Company issued 429,292 shares of its Common Stock for all of the outstanding common stock of Hunter International, Inc. ("Hunter"). The merger has been accounted for as a pooling of interests and, as a result, the Company's financial statements for all periods prior to the merger have been restated to include the financial position and results of Hunter.

        In addition, certain reclassifications have been made to prior consolidated financial statements to conform with presentations adopted as of and for the period ended September 30, 1996.

(2) INVENTORIES
     Inventories are summarized as follows:

                                        September 30,     June 30,
                                            1996            1996
                                        ------------   -----------
        Finished goods..............     $1,761,885     $  714,255
        Work in progress............        182,183        380,315
        Raw materials...............      1,028,111        985,004
                                         ----------     ----------
                                         $2,972,179     $2,079,574
                                         ==========     ==========

(3) ACQUISITION

     As described in Note 1 above, IMNET acquired Hunter through a merger effective September 30, 1996. Hunter was a privately held company which provides electronic report management and distribution software solutions to the healthcare and other industries. The Company and Hunter incurred $749,545 in non-recurring charges related to acquisition costs associated with the acquisition. No elimination of intercompany transactions or other adjustments were required in combining the results of IMNET and Hunter. The $600,000 in dividends paid disclosed in the consolidated statement of cash flows for the three months ended September 30, 1996 were normal stockholder distributions paid by Hunter prior to the acquisition. IMNET has not paid dividends on its Common Stock. Combined and separate results of IMNET and Hunter for the three months ended September 30, 1995 were as follows:

                                     IMNET      Hunter    Combined
                                   ----------  --------  ----------
       Revenues..................  $3,851,372  $582,905  $4,434,277
       Net income................  $  109,640  $146,509  $  256,149

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     IMNET develops, markets, installs and services electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. IMNET's products include proprietary and third-party software and hardware components which are integrated to create electronic information and document management systems. IMNET supports its customers through a broad range of customization, systems integration, installation, training and maintenance services.

     The Company's revenues are derived primarily from the sale and support of components of the IMNET Electronic Information Warehouse: the IMNET Image Engine, the IMNET Workflow Engine, the IMNET Electronic Patient Record System, IMNET MedVision and the IMNET MegaSAR Microfilm Jukebox. Revenues from systems sales consist of IMNET and third-party hardware and software license fees. Sources of maintenance and professional services revenues include services for installation, project management, custom programming and training, as well as maintenance and service contracts for software and certain hardware support. IMNET systems are sold directly to end users as well as through third-party distribution partners. Although the Company's relationships with its healthcare information systems ("HCIS") distribution partners are relatively new, the Company expects that sales to and through its HCIS distribution partners and other distribution partners will increase.

     Revenues from sales to the healthcare industry, expressed as a percentage of total revenues, increased to 92% in the three-month period ended September 30, 1996 from 82% in the corresponding period in fiscal 1996. The Company anticipates that sales to the healthcare industry will continue to increase as a percentage of total annual revenues, although such sales may fluctuate from quarter to quarter. Revenues from sales outside of North America were less than 3% of total revenues in the three-month periods ended September 30, 1996 and 1995.

     The Company recognizes revenues derived from systems sales to end-user customers, including 90% of software license fees and 100% of hardware revenues, upon the factory acceptance by the customer and delivery of the configured system. The Company defers recognition of 10% of the software license fees until completion of certain insignificant vendor obligations primarily related to the site acceptance by the customer. Revenues derived from systems sales to distribution partners are recognized upon delivery if the contract is between the Company and the distribution partner, the payment terms are fixed with all amounts due within twelve months, there are no other significant obligations to be performed by the Company and provided that the distribution partner meets the Company's criteria with respect to sell-through and credit risk. Revenues derived from the systems sales to distribution partners in which the contract is between the Company and the customer (the end user) of the distribution partner are recognized in accordance with the Company's revenue recognition policy for end-user customers described above.

     Revenue recognition for systems sales to end users that have been delivered and accepted by the customer with contractual payment terms that extend beyond one year is determined by the Company based upon the Company's historical experience with the customer, the customer's credit worthiness and an assessment of the enforceability of the contract. All revenues recognized related to contracts with payments due in more than one year are discounted at the Company's incremental borrowing rate.

     Revenues from professional services, which may include preparation of functional specifications, customization and programming, systems integration and training, among others, are recognized as the services are performed. Revenues derived from maintenance and support contracts are recognized ratably over the terms of the related contracts.

     Deferred revenues represent either billings rendered to or payments received from customers for systems prior to factory acceptance and delivery to the customer and maintenance and support services billed in advance.

     At September 30, 1996, the Company had approximately $27.7 million of signed sales contracts for systems and services which had not yet been delivered. The amount of signed sales contracts for systems and services which have not been delivered includes contracts for software license fees, hardware sales and services that may include cancellation provisions that do not pertain to IMNET's performance and contracts that are expected to result in revenues over periods of as much as five years. Over time, the proportion of such signed sales contracts represented by long-term contracts is expected to increase. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs, and because a typical installation requires two to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenues it expects to achieve in any particular period.

     The Company capitalizes a portion of its computer software development costs for internally developed software. These costs relate primarily to the development of new products and enhancements to existing products to accommodate new markets or platforms using existing technologies and programming methods. Amortization of computer software development costs is provided by the Company on individual products or enhancements and begins when the product or enhancement is available for use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or (2) the amount determined using the straight-line method over the estimated useful life of the software, not to exceed three years. Amortization of computer software development costs is included in cost of systems sales in the accompanying consolidated statements of operations

RECENT ACQUISITION

     On September 30, 1996, the Company completed the acquisition of Hunter International, Inc. ("Hunter") by issuing 429,292 shares of IMNET Common Stock for all of the outstanding common stock of Hunter. The merger has been accounted for as a pooling of interests and, as a result, the Company's financial statements for all periods prior to the merger have been restated to include the financial position and results of Hunter. Based in Wilsonville, Oregon, Hunter was a privately held company which provides electronic report management and distribution software solutions to the healthcare and other industries.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for each fiscal period indicated:

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                      1996       1995
                                                    --------   --------
Revenues:
  Systems sales.................................      79.7%      85.0%
  Maintenance and professional services.........      20.3       15.0
                                                     -----      -----
    Total revenues..............................     100.0      100.0
                                                     -----      -----
Operating expenses:
  Cost of systems sales.........................      21.7       14.2
  Cost of maintenance and professional services.      15.3       10.9
  Sales and marketing...........................      27.3       46.4
  Research and development......................      11.9       14.0
  General and administrative....................      14.4       18.1
  Non-recurring charges.........................       7.8         --
                                                     -----      -----
    Total operating expenses....................      98.4      103.6
                                                     -----      -----
    Operating income (loss).....................       1.6       (3.6)
Interest and other income, net..................       5.1        9.4
                                                     -----      -----
  Income before income taxes....................       6.7        5.8
Income taxes....................................        --         --
                                                     -----      -----
  Net income....................................       6.7%       5.8%
                                                     =====      =====

Comparison of the Three Months Ended September 30, 1996 and 1995.

     Revenues.   The Company's total revenues were $9.7 million for the first quarter of fiscal 1997 compared to revenues of $4.4 million for the first quarter of fiscal 1996, an increase of $5.2 million, or 118%. The Company's total revenues derived from sales to North American healthcare customers were $8.9 million for the first quarter of fiscal 1997 compared to $3.6 million for the corresponding period in fiscal 1996, an increase of $5.3 million, or 147%. This increase was primarily due to a significantly larger customer base as well as $4.6 million of revenue resulting from the Company's alliances with its distribution partners. Revenues from sales to North American general business customers were $495,000 in the first quarter of fiscal 1997 compared to $733,000 in the first quarter of fiscal 1996, a decrease of $238,000, or 32%. Revenues from sales to international customers were $240,000 in the first quarter of fiscal 1997 compared to $65,000 in the corresponding quarter of fiscal 1996, an increase of $175,000. Revenues from maintenance and professional services were $2.0 million in the first quarter of fiscal 1997 compared to $667,000 in the first quarter of fiscal 1996, an increase of $1.3 million, or 195%. The increase in revenues from these services is primarily attributable to an increase in healthcare professional services and additional maintenance contracts.

     Cost of Revenues.   The cost of systems sales in the first quarter of
fiscal 1997 was $2.1 million compared to $631,000 in the corresponding period of fiscal 1996. As a percentage of total revenues, the cost of systems sales increased to 22% in the first quarter of fiscal 1997 from 14% in the corresponding period of fiscal 1996 due to a higher hardware component in the systems sales revenue mix and a higher maintenance and services component in the total revenues mix. The cost of maintenance and professional services as a percentage of maintenance and professional service revenues in the corresponding periods was relatively consistent.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $2.6 million in the first quarter of fiscal 1997 from $2.1 million in the first quarter of fiscal 1996, an increase of 29%. The increase is primarily due to higher sales commissions from increased systems sales and higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenues decreased to 27% in the first quarter of fiscal 1997 compared to 46% in the first quarter of fiscal 1996.

     Research and Development.   Research and development expenditures consist
primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $1.1 million in the first quarter of fiscal 1997 from $621,000 in the first quarter of fiscal 1996, an increase of $529,000, or 85%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $473,000 in software development costs in the first quarter of fiscal 1997 related to new products expected to be released over the next nine months. These capitalized costs represented 30% of the Company's total research and development expenditures during this period. As a percentage of total revenues, research and development expenses decreased to 12% from 14% in the first quarter of fiscal 1997 as compared to the corresponding quarter of fiscal 1996.

     General and Administrative.   General and administrative expenses include
the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $1.4 million in the first quarter of fiscal 1997 compared to $805,000 in the first quarter of fiscal 1996, an increase of 72%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 14% in the first quarter of fiscal 1997 from 18% in the first quarter of fiscal 1996.

     Non-recurring Charges.   The Company and Hunter incurred $750,000, or $0.07
per share, in non-recurring charges related to acquisition costs associated with the acquisition of Hunter described above.

     Provision for Income Taxes.   The Company has a total net operating loss
carryforward of approximately $9.4 million as of June 30, 1996 to offset taxable income in fiscal year 1997. As a result, the Company has not provided any income tax expense for fiscal 1997.

     Net Income.   The Company's net income for the first quarter of fiscal
1997 was $646,000 or $0.07 per share, compared to net income of $256,000, or $0.03 per share, in the first quarter of fiscal 1996. Exclusive of the non-recurring charge related to the Company's acquisition of Hunter, the Company would have recorded net income of $1.4 million, or $0.14 per share, for the first quarter of fiscal 1997. The improvement in the Company's results was primarily due to the significant growth in revenues, partially offset by increases in operating expenses necessary to support the Company's continuing growth.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1992, the Company has funded its operations, working capital needs and capital expenditures primarily from sales of equity securities. In July 1995, the Company received approximately $37.5 million net of underwriter's discounts and offering costs from its initial public offering. In February 1996, the Company received an additional $18.5 million net of underwriter's discounts and offering costs from a subsequent offering of its Common Stock.

     Cash and cash equivalents and marketable securities at September 30, 1996 were $34.7 million, a decrease of $3.8 million from June 30, 1996. During the three months ended September 30, 1996, the Company used cash of $2.3 million for operating activities, as compared to cash used in operating activities of $2.8 million in the first quarter of fiscal 1996. The $600,000 in dividends paid disclosed in the consolidated statements of cash flows for the three months ended September 30, 1996 were normal stockholder distributions paid by Hunter prior to the acquisition. IMNET has not paid dividends on its Common Stock.

     The Company plans to continue to increase its professional staff during fiscal 1997 and the foreseeable future to meet anticipated sales volume and to support research and development efforts. The Company expects that its requirements for office facilities and office equipment will grow as staffing requirements dictate. The Company currently leases 54,000 square feet of office space. To accommodate continuing growth, the Company signed an operating lease, effective January 1997, to increase its headquarters space. The Company expects to move to the new facility in January 1997 and will incur increased rental expense. Management expects to sublease its existing facility at a rate commensurate with the existing lease commitment and has engaged a real estate agent to assist in the sublease. The Company has budgeted capital expenditures of approximately $1.9 million in fiscal 1997 for the purchase of computer equipment for existing and new employees, furniture and fixtures, and equipment associated with the new office facility, new training equipment, and new equipment for customer demonstrations.

     Recently counsel to a competitor contacted the Company, asserting that the Company's Electronic Information Warehouse infringes a patent owned by it relating to systems which incorporate database management systems and support bulk storage systems, and that other patents may also be infringed. The Company has referred this matter to its patent counsel for review. Based upon initial discussions with the competitor, the Company believes that this claim will not have a material adverse impact upon the Company's consolidated financial position or consolidated results of operations; however, there can be no assurance that an agreement will be reached. In the event that this claim should proceed to litigation, adverse determinations of the claim or of other such claims could subject the Company to significant liabilities to third parties and could require the Company to seek licenses from third parties, which may not be available on commercially reasonable terms. As a result, an adverse determination in any such litigation could have a material adverse effect upon the Company's consolidated financial position and consolidated results of operations.

     The Company has experienced significant quarterly fluctuations in operating results which may continue in future periods. The Company's revenues from systems sales have varied significantly from quarter to quarter as a result of the volume and timing of systems sales and customer acceptance and delivery. Professional services revenues have also fluctuated from quarter to quarter as a result of the timing of installation of software and hardware, project management and customized programming. Revenues from maintenance services have not fluctuated significantly from quarter to quarter and have been increasing as the number of the Company's customers increases. Since a significant percentage of the Company's expenses are fixed, quarterly operating results will vary with the timing and fluctuation of total revenues. Furthermore, margins are affected by the mix of products sold.

     The Company's accounts receivable days sales outstanding ("DSO") have continued to increase. Management believes that its willingness to grant extended terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms (i) demonstrate that the Company is comfortable with providing the customer or distributor the leverage inherent in deferred payments (thereby demonstrating its confidence in its product), and (ii) permit the customer or distributor (and the Company) to commit to a large order, while the payment stream is tailored to a longer period of time (thereby providing the customer or distributor with a means to finance the project over one or more internal cash budgeting cycles). Therefore, management believes the accounts receivable DSO trend will continue in fiscal 1997, due to the extended terms selling strategy. However, the failure by one or more customers or distributors to pay the Company significant accounts receivable balances outstanding as they become due would have a material adverse effect on the Company's consolidated financial position and consolidated results of operations.

     The Company believes that its cash and cash equivalents and marketable securities, along with revenue from operations, will be sufficient to finance expected cash requirements for operating activities and anticipated growth for at least the next 12 months. The Company's ability to meet its cash obligations on a long-term basis will depend on its ability to continue to achieve profitable operations and on consistent and timely collection of its accounts receivable. To date, inflation has not had a material impact on the Company's revenues or expenses.

     The Company will require significant funds to implement its business strategies. Unless its revenues increase significantly, the Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenues; (ii) the Company incurs significant expenses in connection with research and development, and more recently, the development of its direct and indirect selling and marketing efforts; and (iii) a high percentage of the Company's expenses are fixed. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with any funds provided by operations, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

     In addition to the information in this filing, certain risk factors, among others, should be considered carefully in evaluating the Company and its business. These risk factors include the following: (i) limited operating history; lack of profitable operations; (ii) variability in quarterly operating results; volatility of stock price; (iii) customer concentration; (iv) product acceptance and market development; dependence on distribution partners; (v) long sales and delivery cycle; dependence on future system sales; (vi) ability to manage growth; (vii) risks associated with acquisitions; (viii) risks associated with new distribution partners; (ix) technological changes; competition; (x) uncertainty in healthcare industry; government healthcare reform proposals; (xi) dependence on key personnel; (xii) dependence on proprietary rights and patents; (xiii) product liability; (xiv) foreign operations; (xv) control by officers and directors; (xvi) shares eligible for future sale; and (xvii) certain anti-takeover considerations.

        Note regarding Private Securities Litigation Reform Act: Statements made by IMNET which are not historical facts, including projections, statements of plans, objectives, expectations, or future economic performance, are forward looking statements that involve risks and uncertainties and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. IMNET's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause IMNET's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". For further information on these and other risk factors, please refer to IMNET's Form 10-K for the year ended June 30, 1996, including the "Business-Risk Factors" section thereof.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS:


  EXHIBIT                                                                               SEQUENTIAL
  NUMBER   DESCRIPTION OF EXHIBIT                                                       PAGE NUMBER
  -------  ----------------------                                                       -----------
  2.1*     Agreement and Plan of Merger dated as of September 30,
           1996 among the Registrant, Hunter International, Inc.,
           Larry C. Hunter and Paul Sherman.

  3.2.2**  Amended and Restated Certificate of Incorporation of Registrant.

  3.3.1*** Amended and Restated ByLaws dated September 10, 1996.

  11       Computation of Per Share Earnings - Three Months Ended                       17
           September 30, 1996 and 1995.

  27       Financial Data Schedule (for SEC use only)


----------------

* Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated September 30, 1996, filed on October 15, 1996. The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission. In addition, in accordance with Item
           601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit.
           The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

** Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-1 (No. 33-92130).

*** Incorporated by reference to the same Exhibit number in the Registrant's Annual Report on Form 10-K for the year ended June 30,
           1996.

           (B) REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IMNET SYSTEMS, INC.




Dated:  November 14, 1996     By:/s/ Raymond L. Brown
                                 --------------------------------------------
                                     Raymond L. Brown
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial and Accounting
                                     Officer)