Form 10-Q
period 1996-12-31
IMNET SYSTEMS INC
filed 1997-02-14
CIK 893329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 1996
                              --------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                     to
                              --------------------    --------------------------

Commission File Number                        0-26306
                      ----------------------------------------------------------

                               IMNET SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            39-1730068
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3015 Windward Plaza, Windward Fairways II, Alpharetta, Georgia       30202
--------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip code)

                                 (770) 521-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             8601 Dunwoody Place, Suite 420, Atlanta, Georgia 30350
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes   X     No
                                                      --------   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

There were 9,611,257 shares of Common Stock outstanding as of January 31, 1997.

                               IMNET SYSTEMS, INC.

                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)                                                                PAGE
-------         --------------------------------                                                                ----
                Consolidated Balance Sheets - December 31, 1996 and June 30, 1996                                  3

                Consolidated Statements of Operations - Three Months Ended
                December 31,1996 and 1995 and Six Months Ended
                December 31, 1996 and 1995                                                                         4

                Consolidated Statements of Cash Flows - Six Months Ended
                December 31, 1996 and 1995                                                                         5

                Notes to Interim Consolidated Financial Statements - December 31, 1996                         6 - 7


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                         7 - 15


                                            PART II - OTHER INFORMATION

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                               16

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                             17 - 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                 IMNET SYSTEMS, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                  DECEMBER 31,            JUNE 30,
                                                                                     1996                  1996
                                                                               ---------------       ---------------
                                   ASSETS
Current assets:
    Cash and cash equivalents...............................................   $    11,124,434       $    16,894,711
    Marketable securities...................................................        22,034,286            21,541,760
    Trade accounts receivable, net..........................................        22,873,254            15,360,291
    Note receivable from related party......................................           409,627             2,910,876
    Inventories.............................................................         2,425,814             2,079,574
    Prepaid expenses and other current assets...............................         1,740,889               712,204
                                                                               ---------------       ---------------
       Total current assets.................................................        60,608,304            59,499,416

Noncurrent trade accounts receivable........................................           611,606             1,085,927
Notes receivable from employees.............................................           250,000               105,000
Property and equipment, net.................................................         3,607,098             3,329,331
Computer software development costs, net....................................         2,078,737             1,212,875
Acquired technology, net....................................................           601,070               959,755
Goodwill and other intangibles, net.........................................         3,175,398             3,343,774
                                                                               ---------------       ---------------
                                                                               $    70,932,213       $    69,536,078
                                                                               ===============       ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable........................................................   $     2,276,019       $     1,255,134
    Accrued expenses........................................................         4,816,321             6,653,556
    Deferred revenue........................................................         1,145,562               804,357
                                                                               ---------------       ---------------
       Total current liabilities............................................         8,237,902             8,713,047

Stockholders' equity:
    Common stock, $.01 par value.  Authorized 25,000,000 shares; 9,643,301 shares issued and 9,605,664 shares outstanding at
       December 31, 1996 and 9,627,071 shares issued and 9,589,434 shares
       outstanding at June 30, 1996.........................................            96,433                96,271
    Additional paid-in capital..............................................        80,926,252            80,795,841
    Treasury stock, 37,637 shares, at cost..................................          (148,417)             (148,417)
    Accumulated deficit.....................................................       (18,179,957)          (19,920,664)
                                                                               ---------------       ---------------
       Total stockholders' equity...........................................        62,694,311            60,823,031
                                                                               ---------------       ---------------
                                                                               $    70,932,213       $    69,536,078
                                                                               ===============       ===============


See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                           1996             1995              1996             1995
                                                      ------------     ------------      ------------     ------------
Revenues:
    System sales ................................     $  8,962,138     $  5,584,816      $ 16,656,958     $  9,352,491
    Maintenance and professional services .......        2,148,073          743,707         4,112,527        1,410,310
                                                      ------------     ------------      ------------     ------------
       Total revenues ...........................       11,110,211        6,328,523        20,769,485       10,762,801
                                                      ------------     ------------      ------------     ------------

Operating expenses:
    Cost of system sales ........................        2,447,088        1,357,550         4,540,579        1,988,585
    Cost of maintenance and professional services        1,411,153          554,528         2,887,692        1,035,891
    Sales and marketing .........................        3,096,816        2,351,334         5,745,611        4,409,379
    Research and development ....................        1,270,517          933,949         2,420,390        1,554,729
    General and administrative ..................        1,588,218        1,426,770         2,975,223        2,231,438
    Non-recurring charges .......................             --          5,740,000           749,545        5,740,000
                                                      ------------     ------------      ------------     ------------
       Total operating expenses .................        9,813,792       12,364,131        19,319,040       16,960,022
                                                      ------------     ------------      ------------     ------------
       Operating income (loss) ..................        1,296,419       (6,035,608)        1,450,445       (6,197,221)
    Interest income, net ........................          398,053          493,342           890,262          911,106
                                                      ------------     ------------      ------------     ------------
       Income before income taxes ...............     $  1,694,472     $ (5,542,266)     $  2,340,707     $ (5,286,115)
    Income taxes ................................             --               --                --               --
                                                      ------------     ------------      ------------     ------------
       Net Income ...............................     $  1,694,472     $ (5,542,266)     $  2,340,707     $ (5,286,115)
                                                      ============     ============      ============     ============


Net income per common share .....................     $       0.17     $      (0.64)     $       0.23     $      (0.64)
                                                      ============     ============      ============     ============

Weighted average outstanding common shares and
    common share equivalents ....................        9,959,934        8,717,077         9,977,490        8,219,631
                                                      ============     ============      ============     ============


See accompanying notes to unaudited interim consolidated financial statements.

                             IMNET SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                     ------------      ------------
                                                                                         1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .................................................................     $  2,340,707      $ (5,286,115)
    Adjustments to reconcile net income to net cash used
       in operating activities:
       Depreciation and amortization of property and equipment .................          507,238           301,796
       Amortization of computer software development costs,
           acquired technology, and goodwill and other intangibles .............          773,112           376,188
       Provision for doubtful accounts receivable ..............................          130,171           251,346
       Loss on disposal of property and equipment ..............................           16,738              --
       Non-recurring charges ...................................................             --           5,740,000
    (Increase) decrease in:
       Trade accounts receivable ...............................................       (7,206,814)       (5,338,853)
       Note receivable from related party ......................................        2,501,249              --
       Inventories .............................................................         (299,355)         (729,748)
       Prepaid expenses and other current assets ...............................       (1,028,685)         (651,396)
    Increase (decrease) in:
       Accounts payable ........................................................        1,020,885          (345,472)
       Accrued expenses ........................................................       (1,799,236)          695,658
       Deferred revenue ........................................................          341,206           293,526
                                                                                     ------------      ------------
           Net cash used in operating activities ...............................       (2,702,784)       (4,693,070)
                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of businesses, net of cash and cash equivalents acquired ......             --          (4,813,969)
    Purchases of marketable securities .........................................      (11,809,469)       (8,922,485)
    Maturities of marketable securities ........................................       11,316,943              --
    Additions to property and equipment ........................................         (848,628)       (1,402,673)
    Additions to computer software development costs ...........................         (976,480)         (501,668)
    Additions to intangible assets .............................................         (135,433)             --
    Issuance of notes receivable from employees ................................         (145,000)             --
                                                                                     ------------      ------------
           Net cash used in investing activities ...............................       (2,598,067)      (15,640,795)
                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock .........................................             --          37,967,349
    Proceeds from exercise of stock options and warrants .......................          130,574           255,610
    Dividends paid .............................................................         (600,000)         (200,000)
                                                                                     ------------      ------------
           Net cash provided by (used in) financing activities .................         (469,426)       38,022,959
                                                                                     ------------      ------------

           Net (decrease) increase in cash and cash equivalents ................       (5,770,277)       17,689,094

Cash and cash equivalents at beginning of period ...............................       16,894,711         1,856,970
                                                                                     ------------      ------------

Cash and cash equivalents at end of period .....................................     $ 11,124,434      $ 19,546,064
                                                                                     ============      ============


See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1996



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

       In addition, certain reclassifications have been made to prior consolidated financial statements to conform with presentations adopted as of and for the period ended December 31, 1996.

(2)    ACQUISITION
       As described in Note 1 above, IMNET acquired Hunter through a merger, effective September 30, 1996. Hunter was a privately held company which provided electronic report management and distribution software solutions to the healthcare and other industries. The Company and Hunter incurred $750,000 in non-recurring charges related to costs associated with the acquisition. The acquisition costs were charged to the consolidated statement of operations for the three month period ended September 30, 1996. No elimination of intercompany transactions or other adjustments were required in combining the results of IMNET and Hunter. The $600,000 and $200,000 in dividends paid, disclosed in the consolidated statements of cash flows for the six months ended December 31, 1996 and 1995, respectively, represented normal stockholder distributions paid by Hunter prior to the acquisition. IMNET has not paid dividends on its Common Stock. Combined and separate results of IMNET and Hunter for the three month and six month periods ended December 31, 1995 were as follows:

                                                                   Three Months Ended December 31, 1995
                                                             IMNET                Hunter               Combined
                                                      -----------------     ----------------      ------------------
Revenues.........................................     $     5,638,425       $       690,098       $     6,328,523
Net Income.......................................     $    (5,553,343)      $        11,077       $    (5,542,266)

                                                                    Six Months Ended December 31, 1995
                                                             IMNET                Hunter               Combined
                                                      -----------------     ----------------      ------------------
Revenues.........................................     $     9,489,798       $     1,273,003       $    10,762,801
Net Income.......................................     $    (5,443,701)      $       157,586       $    (5,286,115)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         IMNET develops, markets, installs and services electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. IMNET's products include proprietary and third-party software and third-party hardware components which are integrated to create electronic information and document management systems. IMNET supports its customers through a broad range of customization, systems integration, installation, training and maintenance services.

         The Company's revenues are derived primarily from the sale and support of components of the IMNET Electronic Information Warehouse: the IMNET Image Engine, the IMNET Workflow Engine, the IMNET Electronic Patient Record System, IMNET MedVision, IMNET LaserArc and the IMNET MegaSAR Microfilm Jukebox. Revenues from system sales consist of IMNET and third-party hardware and software license fees. Sources of maintenance and professional services revenues include services for installation, project management, custom programming and training, as well as maintenance and service contracts for software and certain hardware support. IMNET systems are sold directly to end users as well as through third-party distribution partners. Certain of the Company's relationships with its healthcare information systems ("HCIS") distribution partners are relatively new and the Company expects that sales to and through its HCIS distribution partners and other distribution partners will increase. Revenues derived from sales to and through the Company's distribution partners expressed as a percentage of total revenues were 23.2% and 34.8%, respectively, in the three month and six month periods ended December 31, 1996 compared to 10.4% and 7.0%, respectively, in the corresponding periods in fiscal 1996.

         Revenues from sales to the healthcare industry, expressed as a percentage of total revenues, increased to 85% and 89%, respectively, in the three month and six month periods ended December 31, 1996 from 75% and 78%, respectively, in the corresponding periods in fiscal 1996. The Company anticipates that sales to the healthcare industry will continue to increase as a percentage of total annual revenues, although such sales may fluctuate from quarter to quarter. Revenues from sales outside of North America were 9% and 6%, respectively, of total revenues in the three month and six month periods ended December 31, 1996 compared to 10% and 7%, respectively, for the corresponding periods in fiscal 1996.

         The Company recognizes revenues derived from system sales to end user customers, including 90% of software license fees and 100% of hardware revenues, upon the factory acceptance by the customer and delivery of the configured system. The Company defers recognition of 10% of the software license fees until completion of certain insignificant vendor obligations, primarily related to the site acceptance by the customer. Revenues derived from system sales to distribution partners are recognized upon delivery, if the contract is between the Company and the distribution partner, the payment terms are fixed with all amounts due within twelve months, there are no other significant obligations to be performed by the Company and provided that the distribution partner meets the Company's criteria with respect to sell-through and credit risk. Revenues derived from system sales to distribution partners in which the contract is between the Company and the customer (the end user) of the distribution partner are recognized in accordance with the Company's revenue recognition policy for end user customers described above.

         Revenue recognition for system sales to end users that have been delivered and accepted by the customer with contractual payment terms that extend beyond one year is determined by the Company based upon the Company's historical experience with the customer, the customer's credit worthiness and an assessment of the enforceability of the contract. All revenues recognized related to contracts with payments due in more than one year are discounted at the Company's incremental borrowing rate.

         Revenues from professional services, which may include preparation of functional specifications, customization and programming, systems integration and training, among others, are recognized as the services are performed. Revenues derived from maintenance and support contracts are recognized ratably over the terms of the related contracts.

         Deferred revenues represent either billings rendered to or payments received from customers for systems prior to factory acceptance and delivery to the customer and maintenance and support services billed in advance and have not been recognized as revenue by the Company.

         At December 31, 1996, the Company had approximately $34.0 million of signed sales contracts for systems and services which had not yet been delivered. The amount of signed sales contracts for systems and services which have not been delivered includes contracts for software license fees, hardware sales and services that may include cancellation provisions that do not pertain to IMNET's performance and contracts that are expected to result in revenues over periods of as much as five years. Over time, the proportion of such signed sales contracts represented by long-term contracts is expected to increase. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs, and because a typical installation requires two to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenues it expects to achieve in any particular period.

         The Company capitalizes a portion of its computer software development costs. These costs relate primarily to the development of new products and enhancements to existing products to accommodate new markets or platforms using existing technologies and programming methods. Amortization of computer software development costs is provided by the Company on individual products or enhancements and begins when the product or enhancement is available for use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or (2) the amount determined using the straight-line method over the estimated useful life of the software, not to exceed three years. Amortization of computer software development costs is included in research and development costs in the accompanying consolidated statements of operations.

RECENT ACQUISITION

         On September 30, 1996, the Company completed the acquisition of Hunter International, Inc. ("Hunter"), a provider of electronic report management and distribution software solutions to the healthcare and other industries, by issuing 429,292 shares of IMNET Common Stock for all of the outstanding common stock of Hunter. The merger has been accounted for as a pooling of interests and, as a result, the Company's consolidated financial statements for all periods prior to the merger have been restated to include the financial position and results of Hunter.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for each fiscal period indicated:

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             DECEMBER 31,                       DECEMBER 31,
                                                         1996             1995              1996             1995
                                                     -----------      ------------      ------------      -----------
Revenues:
    System sales ...................................     80.7%            88.2%             80.2%            86.9%
    Maintenance and professional
       services ....................................     19.3             11.8              19.8             13.1
                                                     -----------      ------------      ------------      -----------
       Total revenues ..............................    100.0            100.0             100.0            100.0
                                                     -----------      ------------      ------------      -----------
Operating expenses:
    Cost of system sales ...........................     22.0             21.5              21.9             18.5
    Cost of maintenance and
       professional services .......................     12.7              8.8              13.9              9.6
    Sales and marketing ............................     27.9             37.2              27.7             41.0
    Research and development .......................     11.4             14.8              11.7             14.4
    General and administrative .....................     14.3             22.5              14.3             20.7
    Non-recurring charges ..........................      0.0             90.7               3.6             53.3
                                                     -----------      ------------      ------------      -----------
       Total operating expenses ....................     88.3            195.5              93.1            157.5
                                                     -----------      ------------      ------------      -----------
       Operating income (loss) .....................     11.7            (95.5)              6.9            (57.5)
Interest income, net ...............................      3.6              7.8               4.3              8.5
                                                     -----------      ------------      ------------      -----------
    Income before income taxes .....................     15.3            (87.7)             11.2            (49.0)
Income taxes .......................................      --               --                --               --
    Net income .....................................     15.3%           (87.7)%            11.2%           (49.0)%
                                                     ===========      ============      ============      ===========

Comparison of the Three Months Ended December 31, 1996 and 1995.

         Revenues. The Company's total revenues were $11.1 million for the three month period ended December 31, 1996 compared to revenues of $6.3 million for the three month period ended December 31, 1995, an increase of $4.8 million, or 76%. The Company's total revenues derived from sales to North American healthcare customers were $9.4 million for the three month period ended December 31, 1996 compared to $4.8 million for the corresponding period in fiscal 1996, an increase of $4.6 million, or 98%. This increase was primarily due to a significantly larger customer base as well as $2.6 million of revenue resulting from the Company's alliances with distribution partners. Revenues from sales to North American general business customers were $662,000 for the three month period ended December 31, 1996 compared to $907,000 for the three month period ended December 31, 1995, a decrease of $245,000, or 27%. The Company expects this trend to continue due to its strategic focus on customers in the healthcare industry. Revenues from sales to international customers were $1.0 million for the three month period ended December 31, 1996 compared to $666,000 in the corresponding period of fiscal 1996, an increase of $361,000 or 54%. Although revenues derived from sales to international customers increased for the three month period ended December 31, 1996 compared to the prior period, the Company does not expect this trend to continue due to the Company's emphasis on customers in the United States healthcare industry. Revenues from maintenance and professional services were $2.1 million for the three month period ended December 31, 1996 compared to $744,000 for the three month period ended December 31, 1995, an increase of $1.4 million, or 189%. The increase in revenues from these services is primarily attributable to an increase in healthcare professional services and additional maintenance contracts associated with increased system sales.

         Cost of Revenues. The cost of system sales for the three month period ended December 31, 1996 was $2.4 million compared to $1.4 million in the corresponding period of fiscal 1996. As a percentage of system sales revenues, the cost of system sales increased to 27.3% for the three month period ended December 31, 1996 compared to 24.3% for the three month period ended December 31, 1995. The cost of maintenance and professional services as a percentage of maintenance and professional service revenues decreased from 74.6% to 65.7%, due primarily to the substantial revenue increase mentioned above. The Company's total gross margin decreased to 65.3% from 69.8% during the prior year, primarily due to a change in the revenue mix.

         Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $3.1 million for the three month period ended December 31, 1996 from $2.4 million for the three month period ended December 31, 1995, an increase of 32%. The increase is primarily due to higher sales commissions from increased system sales and higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenues decreased to 28% for the three month period ended December 31, 1996 compared to 37% for the three month period ended December 31, 1995.

         Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $1.3 million for the three month period ended December 31, 1996 from $934,000 for the three month period ended December 31, 1995, an increase of $337,000, or 36%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $503,000 in software development costs for the three month period ended December 31, 1996 related to new products expected to be released over the next nine months. These capitalized costs represented 29% of the Company's total research and development expenditures during this period. As a percentage of total revenues, research and development expenses decreased to 11% from 15% for the three month period ended December 31, 1996 as compared to the corresponding period of fiscal 1996.

         General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $1.6 million for the three month period ended December 31, 1996 compared to $1.4 million for the three month period ended December 31, 1995, an increase of 11%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 14% for the three month period ended December 31, 1996 from 23% for the three month period ended December 31, 1995.

         Non-recurring Charges. The Company did not incur any non-recurring charges for the three month period ended December 31, 1996. However, for the three month period ended December 31, 1995 the Company incurred a charge of $5.7 million related to in-process research and development expenses associated with the Company's acquisition of Evergreen Technologies, Inc. and Quesix Software, Incorporated.

         Provision for Income Taxes. The Company had a total net operating loss carryforward of approximately $9.4 million as of June 30, 1996 to offset some of the taxable income in fiscal year 1997. As a result, the Company did not provide any income tax expense for the three month period ended December 31, 1996. Due to the increased profitability of the Company, management expects to begin making estimated income tax payments in the second half of fiscal 1997. Although the Company expects to pay income taxes in fiscal 1997, due to certain net operating loss limitations, the Company believes that a reduction in its valuation allowance for deferred income tax assets will offset all current income tax expense.

         Net Income. The Company's net income for the three month period ended December 31, 1996 was $1.7 million, or $0.17 per share, compared to a net loss of $5.5 million, or $0.64 per share, for the three month period ended December 31, 1995. Exclusive of the non-recurring charge mentioned above incurred during the three month period ended December 31, 1995, net income would have been $198,000, or $0.02 per share. The improvement in the Company's results was primarily due to the significant growth in revenues, partially offset by increases in operating expenses necessary to support the Company's continuing growth.

Comparison of the Six Months Ended December 31, 1996 and 1995.

         Revenues. The Company's total revenues were $20.8 million for the first six months of fiscal 1997 compared to revenues of $10.8 million for the first six months of fiscal 1996, an increase of $10.0 million, or 93%. The Company's total revenues derived from sales to North American healthcare customers were $18.5 million for the first six months of fiscal 1997 compared to $8.4 million for the corresponding period in fiscal 1996, an increase of $10.1 million, or 121%. This increase was primarily due to a significantly larger customer base as well as $7.2 million of revenue resulting from the Company's alliances with distribution partners. Revenues from sales to North American general business customers were $972,000 in the first six months of fiscal 1997 compared to $1.6 million in the first six months of fiscal 1996, a decrease of $668,000, or 41%. The Company expects this trend to continue due to its strategic focus on customers in the healthcare industry. Revenues from sales to international customers were $1.3 million in the first six months of fiscal 1997 compared to $731,000 in the corresponding six months of fiscal 1996, an increase of $537,000 or 73%. Although revenues derived from sales to international customers increased for the first six months of fiscal 1997 compared to the prior period, the Company does not expect this trend to continue due to the Company's emphasis on customers in the United States healthcare industry. Revenues from maintenance and professional services were $4.1 million in the first six months of fiscal 1997 compared to $1.4 million in the first six months of fiscal 1996, an increase of $2.7 million or 192%. The increase in revenues from these services is primarily attributable to an increase in healthcare professional services and additional maintenance contracts associated with increased system sales.

         Cost of Revenues. The cost of system sales in the first six months of fiscal 1997 was $4.5 million compared to $2.0 million in the corresponding period of fiscal 1996. As a percentage of system sales revenue, the cost of system sales increased to 27.3% in the first six months of fiscal 1997 compared to 21.3% in the corresponding period of fiscal 1996. The cost of maintenance and professional services as a percentage of maintenance and professional service revenues decreased from 73.5% to 70.2%, due primarily to the substantial revenue increase mentioned above. The Company's total gross margin decreased to 64.2% from 71.9% during the prior year, primarily due to a change in the revenue mix.

         Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $5.7 million in the first six months of fiscal 1997 from $4.4 million in the same period of fiscal 1996, an increase of 30%. The increase is primarily due to higher sales commissions from increased system sales and higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenues decreased to 28% in the first six months of fiscal 1997 compared to 41% in the first six months of fiscal 1996.

         Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $2.4 million in the first six months of fiscal 1997 from $1.6 million in the first six months of fiscal 1996, an increase of $866,000, or 56%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $976,000 in software development costs in the first six months of fiscal 1997. These capitalized costs represented 30% of the Company's total research and development expenditures during this period. As a percentage of total revenues, research and development expenses decreased to 12% from 14% in the first six months of fiscal 1997 as compared to the corresponding period in fiscal 1996.

         General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $3.0 million in the first six months of fiscal 1997 compared to $2.2 million in the first six months of fiscal 1996, an increase of 33%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 14% in the first six months of fiscal 1997 from 21% in the first six months of fiscal 1996.

       Non-recurring Charges. The Company incurred a non-recurring charge of $750,000 during the first six months of fiscal 1997 related to acquisition costs associated with the Hunter

International, Inc. acquisition completed during the Company's first quarter ended September 30, 1996. During the first six months of fiscal 1996 the Company incurred a charge of $5.7 million related to in-process research and development expenses associated with the Company's acquisition of Evergreen Technologies, Inc. and Quesix Software, Incorporated.

         Provision for Income Taxes. The Company had a total net operating loss carryforward of approximately $9.4 million as of June 30, 1996 to offset some of the taxable income in fiscal year 1997. As a result, the Company did not provide any income tax expense for the first six months of fiscal 1997. Due to the increased profitability of the Company, management expects to begin making estimated income tax payments in the second half of fiscal 1997. Although the Company expects to pay income taxes in fiscal 1997, due to certain net operating loss limitations, the Company believes that a reduction in its valuation allowance for deferred income tax assets will offset all current income tax expense.

         Net Income. The Company's net income for the first six months of fiscal 1997 was $2.3 million, or $0.23 per share, compared to a net loss of $5.3 million, or $0.64 per share, in the first six months of fiscal 1996. Exclusive of the non-recurring charges recorded in the first six months of fiscal 1997 and fiscal 1996, net income for the first six months of fiscal 1997 would have been $3.1 million, or $0.31 per share, compared to net income of $454,000, or $0.06 per share, in the first six months of fiscal 1996. The improvement in the Company's results was primarily due to the significant growth in revenues, partially offset by increases in operating expenses necessary to support the Company's continuing growth.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in 1992, the Company has funded its operations, working capital needs and capital expenditures primarily from sales of equity securities. In July 1995, the Company received approximately $37.5 million, net of underwriter's discounts and offering costs, from its initial public offering. In February 1996, the Company received an additional $18.5 million, net of underwriter's discounts and offering costs, from a subsequent offering of its Common Stock.

         Cash and cash equivalents and marketable securities at December 31, 1996 were $33.2 million, a decrease of $5.3 million from June 30, 1996. During the six months ended December 31, 1996, the Company used cash of $2.7 million for operating activities, as compared to cash used in operating activities of $4.7 million in the first six months of fiscal 1996. The decrease in cash used in operating activities for the six months ended December 31, 1996 compared to the corresponding period in the prior year is primarily due to the increased profitability year over year. The $600,000 and $200,000 in dividends paid, disclosed in the consolidated statements of cash flows for the six months ended December 31, 1996 and 1995, respectively, were normal stockholder distributions paid by Hunter prior to the acquisition. IMNET has not paid dividends on its Common Stock.

         The Company plans to continue to increase its professional staff during fiscal 1997 and the foreseeable future to meet anticipated sales volume and to support research and development efforts. The Company expects that its requirements for office facilities and office equipment will grow as staffing requirements dictate. In January 1997, the Company moved its headquarters to a new facility. The Company entered into a ten year operating lease for 96,000 square feet at the new location. As a result, the Company will incur increased rental expense. Management expects to sublet the 54,000 square foot facility previously occupied and has engaged a real estate agent to assist in the sublease. The Company has budgeted capital expenditures of approximately $1.1 million for the remainder of fiscal 1997 for the purchase of computer equipment for existing and new employees, furniture and fixtures, and equipment associated with the new office facility, new training equipment, and new equipment for customer demonstrations.

         In August 1996, counsel to a competitor contacted the Company, asserting that the Company's Electronic Information Warehouse infringed a patent owned by it relating to systems which incorporate database management systems and support bulk storage systems, and that other patents might also be infringed. The Company consulted its patent counsel and met with representatives of this competitor. The parties entered into a patent license agreement in November 1996 pursuant to which the Company made a nominal payment and agreed to pay a nominal royalty on certain revenues derived from the sale of certain products. The royalty obligation expires in December 2003.

         The Company has experienced significant quarterly fluctuations in operating results which may continue in future periods. The Company's revenues from system sales have varied significantly from quarter to quarter as a result of the volume and timing of system sales and customer acceptance and delivery. Professional services revenues have also fluctuated from quarter to quarter as a result of the timing of installation of software and hardware, project management and customized programming. Revenues from maintenance services have not fluctuated significantly from quarter to quarter and have been increasing as the number of the Company's customers increases. Since a significant percentage of the Company's expenses are fixed, quarterly operating results will vary with the timing and fluctuation of total revenues. Furthermore, margins are affected by the mix of products sold.

         The Company's accounts receivable days sales outstanding ("DSO") have fluctuated from quarter to quarter. Management believes that its willingness to grant extended terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms (i) demonstrate that the Company is comfortable with providing the customer or distributor the leverage inherent in deferred payments (thereby demonstrating its confidence in its product), and (ii) permit the customer or distributor (and the Company) to commit to a large order, while the payment stream is tailored to a longer period of time (thereby providing the customer or distributor with a means to finance the project over one or more internal cash budgeting cycles). Therefore, management believes the accounts receivable DSO trend will continue in fiscal 1997, due to the extended terms selling strategy. However, the failure by one or more customers or distributors to pay the Company significant accounts receivable balances outstanding as they become due would have a material adverse effect on the Company's financial position and results of operations.

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

         The Company will require significant funds to implement its business strategies. Unless its revenues increase significantly, the Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenues; (ii) the Company incurs significant expenses in connection with research and development, and more recently, the development of its direct and indirect selling and marketing efforts; (iii) a high percentage of the Company's expenses are fixed; and (iv) the Company may incur charges related to acquisitions and business alliances. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with any funds provided by operations, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

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

         Note regarding Private Securities Litigation Reform Act: Statements made by IMNET which are not historical facts, including projections, statements of plans, objectives, expectations, or future economic performance, are forward looking statements that involve risks and uncertainties and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. IMNET's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause IMNET's financial performance to differ materially from past results and from those expressed or implied in any forward looking statements include, without limitation, the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". For further information on these and other risk factors, please refer to IMNET's Form 10-K for the year ended June 30, 1996, including the "Business-Risk Factors" section, which is incorporated herein by reference.

                           PART II - OTHER INFORMATION


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                (a) The Company held its annual meeting of stockholders on December 19, 1996.

                (b) On December 19, 1996, the stockholders of the Company elected the following individuals as Directors:

                                                          Shares
                     Nominee                              Voted For                   Authority Withheld
                     -------                              ---------                   ------------------
                Kenneth D. Rardin                         8,092,838                          4,970
                Daniel P. Howell                          8,093,960                          3,848
                James A. Gordon                           8,093,960                          3,848
                James A. Gilbert                          8,093,850                          3,958

                (c) On December 19, 1996, the stockholders of the Company approved the following matters:

                                                                                                         Broker
                                               Voting For         Voting Against       Abstain           Non-Votes
                                               ----------         --------------       -------           ---------
Increase in the number of                       5,458,943             252,342           18,918           2,367,605
shares reserved for the
IMNET Systems, Inc.
Employee Stock Option and
Rights Plan (the "1993 Plan")

Approval of Amendment to                        4,580,567           1,126,122           23,514           2,367,605
Section 8 of the 1993 Plan

Approval of the Company's                       5,674,030              37,718           18,455           2,367,605
Employee Discount Stock
Purchase Plan

                (d) None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (A)EXHIBITS:

EXHIBIT                                                                                           SEQUENTIAL
NUMBER          DESCRIPTION OF EXHIBIT                                                            PAGE NUMBER
------          ----------------------                                                            -----------
2.1(1)          Agreement and Plan of Merger dated as of September 30, 1996 among the
                Registrant, Hunter International, Inc., Larry C. Hunter and Paul
                Sherman.

3.2.2(2)        Amended and Restated Certificate of Incorporation of Registrant.

3.3.1(3)        Amended and Restated ByLaws dated September 10, 1996.

10.5.1          Amendments to IMNET Systems, Inc. Employee Stock Option Rights Plan,
                adopted September 9, 1996.                                                           19 - 20

10.5.2(4)       Forms of Key Employee Stock Options.

10.6.1(5)       IMNET Systems, Inc. Employee Discount Stock Purchase Plan.

10.36           Employment Agreement between the Registrant and James A. Gilbert, dated              21 - 28
                as of September 10, 1996.

11              Computation of Per Share Earnings - Six Months Ended December 31, 1996
                and 1995.                                                                                 29

27              Financial Data Schedule (for SEC use only).


---------------------------------

(1) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated September 30, 1996, filed on October 15, 1996. The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission. In addition, in accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

(2) Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-1 (No. 33-92130).

(3) Incorporated by reference to the same Exhibit number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.

(4) Incorporated by reference to the Exhibit with same number in the Registrant's Form S-8 (Reg. No. 333-19429).

(5) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19397).

         (B)      REPORTS ON FORM 8-K:

                  The following reports were filed during the quarter for which this report is filed:

                  The Registrant filed Form 8-K on October 15, 1996 reporting the consummation of its acquisition of Hunter International, Inc. on September 30, 1996.

                  The Registrant filed a related Form 8-K/A on December 12,
         1996.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                                IMNET SYSTEMS, INC.



Dated:  February 13, 1996             By: /s/  Raymond L. Brown
                                          -----------------------------------
                                          Raymond L. Brown
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)