Form 10-Q
period 1997-03-31
IMNET SYSTEMS INC
filed 1997-05-02
CIK 893329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                                   --------------------------------------------

                                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ------------------------     --------------------

Commission File Number                         0-26306
                          ------------------------------------------------------

                               IMNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                   39-1730068
---------------------------------             ----------------------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation of organization)                    Identification No.)

  3015 Windward Plaza, Windward Fairways II, Alpharetta, GA             30202
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (770) 521-5600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                8601 Dunwoody Place, Suite 420, Atlanta, GA 30350
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

There were 9,634,714 shares of Common Stock outstanding as of March 31, 1997.

                               IMNET SYSTEMS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                       Page

         Consolidated Balance Sheets - March 31, 1997 and June 30, 1996            3

         Consolidated Statements of Operations - Three Months Ended
         March 31, 1997 and 1996 and Nine Months Ended March 31, 1997
         and 1996                                                                  4

         Consolidated Statements of Cash Flows - Nine Months Ended
         March 31, 1997 and 1996                                                   5

         Notes to Interim Consolidated Financial Statements -
         March 31, 1997                                                        6 - 7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            7 - 16


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               16


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                         17

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                               IMNET SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    MARCH 31,            JUNE 30,
                                                                                       1997                1996
                                                                                --------------       ---------------
                                    ASSETS
  Current assets:
      Cash and cash equivalents............................................     $   18,340,182       $   16,894,711
      Marketable securities................................................         10,843,825           21,541,760
      Trade accounts receivable, net.......................................         28,681,816           15,360,291
      Note receivable from related party...................................            232,627            2,910,876
      Inventories..........................................................          1,586,638            2,079,574
      Prepaid expenses and other current assets............................            862,570              712,204
                                                                                --------------       --------------
         Total current assets..............................................         60,547,658           59,499,416

  Noncurrent trade accounts receivable.....................................            344,939            1,085,927
  Notes receivable from employees..........................................            250,000              105,000
  Property and equipment, net..............................................          5,118,906            3,329,331
  Computer software development costs, net.................................          2,167,896            1,212,875
  Acquired technology, net.................................................            348,626              959,755
  Goodwill and other intangibles, net......................................         10,070,222            3,343,774
                                                                                --------------       --------------
                                                                                $   78,848,247       $   69,536,078
                                                                                ==============       ==============

            LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
      Accounts payable.....................................................     $    7,315,718       $    1,264,479
      Accrued expenses.....................................................          5,714,238            6,644,211
      Deferred revenue.....................................................          1,474,096              804,357
                                                                                --------------       --------------
         Total current liabilities.........................................     $   14,504,052       $    8,713,047

  Stockholders' equity:
      Common stock, $.01 par value.  Authorized 25,000,000 shares;
         9,672,351 shares issued and 9,634,714 shares outstanding at
         March 31, 1997 and 9,627,071 shares issued and 9,589,434
         shares outstanding at June 30, 1996...............................             96,724               96,271
      Additional paid-in capital...........................................         81,199,861           80,795,841
      Treasury stock, 37,637 shares, at cost...............................           (148,417)            (148,417)
      Accumulated deficit..................................................        (16,803,973)         (19,920,664)
                                                                                --------------       --------------
         Total stockholders' equity........................................         64,344,195           60,823,031
                                                                                --------------       --------------
                                                                                $   78,848,247       $   69,536,078
                                                                                ==============       ==============


  See accompanying notes to interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                  MARCH 31,                          MARCH 31,
                                                            1997              1996             1997              1996
                                                       ------------      ------------     ------------      ------------
Revenues:
    System sales ....................................  $ 11,525,391      $  5,544,623       $ 28,182,349      $ 14,897,113
    Maintenance and professional services ...........     2,017,784         1,441,176          6,130,311         2,851,486
                                                       ------------      ------------       ------------      ------------
       Total revenues ...............................    13,543,175         6,985,799         34,312,660        17,748,599
                                                       ------------      ------------       ------------      ------------

Operating expenses:
    Cost of system sales ............................     3,261,121         1,636,879          7,801,700         3,625,464
    Cost of maintenance and professional services ...     1,029,217           752,394          3,916,909         1,788,285
    Sales and marketing .............................     3,629,379         2,473,951          9,374,990         6,883,331
    Research and development ........................     1,245,913         1,085,799          3,666,303         2,640,528
    General and administrative ......................     1,033,758         1,001,015          4,008,980         3,232,453
    Non-recurring charges ...........................     1,836,513         4,630,000          2,586,058        10,370,000
                                                       ------------      ------------       ------------      ------------
       Total operating expenses .....................    12,035,901        11,580,038         31,354,940        28,540,061
                                                       ------------      ------------       ------------      ------------
       Operating income (loss) ......................     1,507,274        (4,594,239)         2,957,720       (10,791,462)
Interest income, net ................................       343,639           468,937          1,233,900         1,380,043
                                                       ------------      ------------       ------------      ------------
    Income (loss) before income taxes ...............     1,850,913        (4,125,302)         4,191,620        (9,411,419)
Income taxes ........................................       474,929                --            474,929                --
                                                       ------------      ------------       ------------      ------------
    Net income (loss) ...............................  $  1,375,984      $ (4,125,302)      $  3,716,691      $ (9,411,419)
                                                       ============      ============       ============      ============

Net income per common share .........................  $       0.13      $      (0.45)      $       0.37      $      (1.10)
                                                       ============      ============       ============      ============

Weighted average outstanding common shares and
   common share equivalents .........................    10,218,196         9,144,354         10,052,282         8,525,631
                                                       ============      ============       ============      ============


See accompanying notes to interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                       1997                1996
                                                                                  ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ......................................................      $  3,716,691       $ (9,411,419)
    Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
        Depreciation and amortization of property and equipment ............           797,209            443,768
        Amortization of computer software development costs, acquired
           technology, and goodwill and other intangibles ..................         1,011,179            623,723
        Non-recurring charges ..............................................                --         10,370,000
    (Increase) decrease in:
        Trade accounts receivable ..........................................       (12,580,537)        (7,255,542)
        Note receivable from related party .................................         2,678,249                 --
        Inventories ........................................................           492,936         (1,526,327)
        Prepaid expenses and other current assets ..........................          (150,366)          (562,779)
    Increase (decrease) in:
        Accounts payable ...................................................         6,051,239            153,700
        Accrued expenses ...................................................           870,027            339,326
        Deferred revenue ...................................................           669,739            332,436
                                                                                  ------------       ------------
           Net cash provided by (used in) operating activities .............         3,556,366         (6,493,114)
                                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions of businesses, net of cash and cash equivalents acquired ..                --         (4,813,969)
    Purchases of marketable securities .....................................       (16,839,892)        (8,922,485)
    Maturities of marketable securities ....................................        27,537,827                 --
    Additions to property and equipment ....................................        (2,586,784)        (1,923,083)
    Additions to computer software development costs .......................        (1,130,221)          (834,381)
    Additions to intangible assets .........................................        (6,951,298)           (85,469)
    Payments in connection with business alliance ..........................        (1,800,000)          (600,000)
    Issuance of notes receivable from employees ............................          (145,000)                --
                                                                                  ------------       ------------
           Net cash used in investing activities ...........................        (1,915,368)       (17,179,387)
                                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock .....................................                --         56,491,989
    Proceeds from exercise of stock options and warrants ...................           404,473            315,817
    Dividends paid .........................................................          (600,000)          (200,000)
                                                                                  ------------       ------------
           Net cash provided by (used in) financing activities .............          (195,527)        56,607,806
                                                                                  ------------       ------------

           Net increase in cash and cash equivalents .......................         1,445,471         32,935,305

Cash and cash equivalents at beginning of period ...........................        16,894,711          1,856,970
                                                                                  ------------       ------------

Cash and cash equivalents at end of period .................................      $ 18,340,182       $ 34,792,275
                                                                                  ============       ============



See accompanying notes to interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997


(1)      BASIS OF PRESENTATION
         The accompanying interim consolidated financial statements represent the accounts of IMNET Systems, Inc. and its wholly owned subsidiaries (the "Company" or "IMNET"). The consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary to a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company's financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

         On September 30, 1996, the Company issued 429,292 shares of its Common Stock for all of the outstanding common stock of Hunter International, Inc. ("Hunter"). The merger has been accounted for as a pooling of interests and, as a result, the Company's financial statements for all periods prior to the merger have been restated to include the financial position and results of Hunter.

         In addition, certain reclassifications have been made to prior consolidated financial statements to conform with presentations adopted as of and for the period ended March 31, 1997.

(2)      ACQUISITION
         As described in Note 1 above, IMNET acquired Hunter through a merger, effective September 30, 1996. Hunter was a privately held company which provides electronic report management and distribution software solutions to the healthcare and other industries. The Company and Hunter incurred $750,000 in non-recurring charges related to costs associated with the acquisition. The acquisition costs were charged to the consolidated statement of operations for the three month period ended September 30, 1996. No elimination of intercompany transactions or other adjustments were required in combining the results of IMNET and Hunter. The $600,000 and $200,000 in dividends paid, disclosed in the consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996, respectively, represented normal stockholder distributions paid by Hunter prior to the acquisition. IMNET has not paid dividends on its Common Stock. Combined and separate results of IMNET and Hunter for the three month and nine month periods ended March 31, 1996 were as follows:

                                          Three Months Ended March 31, 1996
                                      ----------------------------------------
                                          IMNET         Hunter      Combined
                                      -----------      --------   ------------
Revenues..........................    $ 6,227,845      $757,954   $ 6,985,799
Net income (loss).................    $(4,337,051)     $211,749   $(4,125,302)


                                         Nine Months Ended March 31, 1996
                                         --------------------------------
                                         IMNET         Hunter       Combined
                                         -----         ------       --------
Revenues..........................     $15,717,642   $2,030,957   $17,748,599
Net income........................     $(9,780,754)  $  369,335   $(9,411,419)

(3)      VALUE ADDED RESELLER AGREEMENT WITH ISG TECHNOLOGIES, INC.
         In March 1997, the Company signed a Value Added Reseller Agreement with ISG Technologies, Inc., a Canadian Corporation ("ISG"), whereby the Company will distribute certain of ISG's medical image visualization software products and certain of ISG's medical surgical visualization products under a seven year distribution agreement. IMNET will pay $7.8 million to ISG by December 31, 1997, constituting both advance royalties against future sales by IMNET of ISG products and the right to sublicense certain of the ISG products without payment of any additional fees. The first payment of $2.6 million to ISG was made in the third quarter of fiscal 1997. The Company has capitalized the $7.8 million of advance royalties in other intangible assets and expects to amortize these advance royalties as revenues are derived from the ISG products. The remaining obligation to ISG of $5.2 million has been classified in accounts payable in the accompanying March 31, 1997 consolidated balance sheet. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

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

         The Company's revenues are derived primarily from the sale and support of components of the IMNET Electronic Information Warehouse: the IMNET Image Engine, the IMNET Workflow Engine, the IMNET Electronic Patient Record System, IMNET MedVision, IMNET LaserArc and the IMNET MegaSAR Microfilm Jukebox. Revenues from system sales consist of IMNET and third-party hardware and software license fees. Sources of maintenance and professional services revenues include services for installation, project management, custom programming and training, as well as maintenance and service contracts for software and certain hardware support. IMNET systems are sold directly to end users as well as through third-party distribution partners. Certain of the Company's relationships with its healthcare information systems ("HCIS") distribution partners are relatively new and the Company expects that sales to and through its HCIS distribution partners and other distribution partners will increase. Revenues derived from sales to and through the Company's distribution partners expressed as a percentage of total revenues were 54% and 43%, respectively, in the three month and nine month periods ended March 31, 1997 compared to 53% and 25%, respectively, in the corresponding periods in fiscal 1996.

         Revenues from sales to the healthcare industry, expressed as a percentage of total revenues, increased to 97% and 92%, respectively, in the three month and nine month periods ended March 31, 1997 from 78% and 78%, respectively, in the corresponding periods in fiscal 1996. The Company anticipates that sales to the healthcare industry will continue to increase as a percentage of total annual revenues, although such sales may fluctuate from quarter to quarter. Revenues from sales outside of North America were 0% and 4%, respectively, of total revenues in the three month and nine month periods ended March 31, 1997 compared to 11% and 8%, respectively, for the corresponding periods in fiscal 1996.

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

         Deferred revenues represent either billings rendered to or payments received from customers for systems prior to factory acceptance and delivery to the customer and maintenance and support services billed in advance that have not yet been recognized as revenue by the Company.

         At March 31, 1997, the Company had approximately $40.0 million of signed sales contracts for systems and services which had not yet been delivered. The amount of signed sales contracts for systems and services which have not been delivered includes contracts for software license fees, hardware sales and services that may include cancellation provisions that do not pertain to IMNET's performance and contracts that are expected to result in revenues over periods of as much as five years. Over time, the proportion of such signed sales contracts represented by long-term contracts is expected to increase. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs, and because a typical installation requires two to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenues it expects to achieve in any particular period.

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

HUNTER ACQUISITION

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

VALUE ADDED RESELLER AGREEMENT WITH ISG TECHNOLOGIES, INC.

         In March 1997, the Company signed a Value Added Reseller Agreement with ISG Technologies, Inc., a Canadian Corporation ("ISG"), whereby the Company will distribute certain of ISG's medical image visualization software products and certain of ISG's medical surgical visualization products under a seven year distribution agreement. IMNET will pay $7.8 million to ISG by December 31, 1997, constituting both advance royalties against future sales by IMNET of ISG products and the right to sublicense certain of the ISG products without payment of any additional fees. The first payment of $2.6 million to ISG was made in the third quarter of fiscal 1997. The Company has capitalized the $7.8 million of advance royalties in other intangible assets and expects to amortize these advance royalties as revenues are derived from the ISG products. The remaining obligation to ISG of $5.2 million has been classified in accounts payable in the accompanying March 31, 1997 consolidated balance sheet. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for each fiscal period indicated:

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                       MARCH 31,                          MARCH 31,
                                                              1997             1996                1997             1996
                                                              ----             ----                ----             ----
Revenues:
    System sales .......................................      85.1%             79.4%              82.1%             83.9%
    Maintenance and professional
       services ........................................      14.9              20.6               17.9              16.1
                                                             -----             -----              -----             -----
       Total revenues ..................................     100.0             100.0              100.0             100.0
                                                             -----             -----              -----             -----

Operating expenses:
    Cost of system sales ...............................      24.1              23.4               22.7              20.4
    Cost of maintenance and
       professional services ...........................       7.6              10.8               11.4              10.1
    Sales and marketing ................................      26.8              35.4               27.3              38.8
    Research and development ...........................       9.2              15.5               10.7              14.9
    General and administrative .........................       7.6              14.3               11.7              18.2
    Non-recurring charges ..............................      13.6              66.3                7.6              58.4
                                                             -----             -----              -----             -----
       Total operating expenses ........................      88.9             165.8               91.4             160.8
                                                             -----             -----              -----             -----
       Operating income (loss) .........................      11.1             (65.8)               8.6             (60.8)
Interest income, net ...................................       2.4               6.7                3.6               7.8
                                                             -----             -----              -----             -----
    Income before income taxes .........................      13.7             (59.1)              12.2             (53.0)
Income taxes ...........................................       3.5               0.0                1.4               0.0
                                                             -----             -----              -----             -----
    Net income (loss) ..................................      10.2%            (59.1)%             10.8%            (53.0)%
                                                             =====             =====              =====             =====


Comparison of the Three Months Ended March 31, 1997 and 1996.

         Revenues. The Company's total revenues were $13.5 million for the three month period ended March 31, 1997 compared to revenues of $7.0 million for the three month period ended March 31, 1996, an increase of $6.6 million, or 94%. The Company's total revenues derived from sales to North American healthcare customers were $12.9 million for the three month period ended March 31, 1997 compared to $5.4 million for the corresponding period in fiscal 1996, an increase of $7.5 million, or 139%. This increase was primarily due to a significantly larger customer base as well as $7.4 million of revenue resulting from the Company's alliances with distribution partners. Revenues from sales to North American general business customers were $593,000 for the three month period ended March 31, 1997 compared to $792,000 for the three month period ended March 31, 1996, a decrease of $199,000, or 25%. The Company expects this trend to continue due to its strategic focus on customers in the healthcare industry. Revenues from sales to international customers were $56,000 for the three month period ended March 31, 1997 compared to $761,000 in the corresponding period of fiscal 1996, a decrease of $705,000 or 93%. The Company expects this trend to continue due to the Company's emphasis on customers in the United States healthcare industry. However, management continues to explore other opportunities as they arise. Revenues from maintenance and professional services were $2.0 million for the three month period ended March 31, 1997 compared to $1.4 million for the three month period ended March 31, 1996, an increase of $577,000, or 40%. The increase in services revenues is primarily attributable to an increase in healthcare professional services and additional maintenance contracts associated with increased system sales.

         Cost of Revenues. The cost of system sales for the three month period ended March 31, 1997 was $3.3 million compared to $1.6 million in the corresponding period of fiscal 1996. As a percentage of system sales revenues, the cost of system sales decreased to 28.3% for the three month period ended March 31, 1997 compared to 29.5% for the three month period ended March 31, 1996. The cost of maintenance and professional services as a percentage of maintenance and professional service revenues for the three month periods decreased from 52.2% in fiscal 1996 to 51.0% in fiscal 1997, due primarily to the substantial revenue increase mentioned above. The Company's total gross margin for the three month periods increased to 68.3% in fiscal 1997 from 65.8% in fiscal 1996 during the prior year, primarily due to a change in the revenue mix.

         Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $3.6 million for the three month period ended March 31, 1997 from $2.5 million for the three month period ended March 31, 1996, an increase of $1.2 million, or 47%. The increase is primarily due to higher sales commissions from increased system sales and higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenues decreased to 26.8% for the three month period ended March 31, 1997 compared to 35.4% for the three month period ended March 31, 1996.

         Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $1.2 million for the three month period ended March 31, 1997 from $1.1 million for the three month period ended March 31, 1996, an increase of $160,000, or 15%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by increased software development capitalization costs of $137,000 for the three month period ended March 31, 1997. These capitalized costs represented 30% of the Company's total research and development expenditures during this period. As a percentage of total revenues, research and development expenses decreased to 9.2% from 15.5% for the three month period ended March 31, 1997, as compared to the corresponding period of fiscal 1996.

         General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses were flat at $1.0 million for the three month period ended March 31, 1997 compared to $1.0 million for the three month period ended March 31, 1996. The flat spending in G&A year over year was primarily due to the timing of various expenses which did not occur and also due to increased allocations of common costs to other spending categories in the three month period ended March 31, 1997. Management expects that G&A spending on general and administrative expenses will increase in the Company's next fiscal quarter to approximately $1.6 million. General and administrative expenses as a percentage of total revenues decreased to 7.6% for the three month period ended March 31, 1997 from 14.3% for the three month period ended March 31, 1996.

         Non-recurring Charges. The Company recorded a non-recurring charge of $1.8 million in the three month period ended March 31, 1997, comprised of: (i) $1.4 million related to the write-down of assets associated with its MedVision product line, due to the Value Added Reseller Agreement entered into with ISG Technologies, Inc. in March 1997 (See "Value Added Reseller Agreement with ISG Technologies, Inc." above for further explanation.); and (ii) $468,000 related to relocation costs associated with the Company's move to its new corporate headquarters, which was completed in the three month period ended March 31, 1997. The Company recorded a non-recurring charge of $4.6 million in the three month period ended March 31, 1996 related to the Company's business alliance with HBO & Company, entered into in the three month period ended March 31, 1996.

         Income Taxes. The Company had a total net operating loss carryforward of approximately $9.4 million as of June 30, 1996 to offset some of the taxable income in fiscal year 1997. Due to increased profitability and certain limitations on the use of net operating loss carryforwards, the Company recorded income tax expense in the three month period ended March 31, 1997 of $474,000, which represented estimated income tax payments made by the Company during the third quarter of 1997.

         Net Income (loss). The Company's net income for the three month period ended March 31, 1997 was $1.4 million, or $0.13 per share, compared to a net loss of $4.1 million, or $0.45 per share, for the three month period ended March 31, 1996. Exclusive of the non-recurring charges discussed above, net income for the three month period ended March 31, 1997 would have been $3.2 million, or $0.31 per share, compared to $505,000, or $0.06 per share, for the same period in the prior year.

Comparison of the Nine Months Ended March 31, 1997 and 1996.

         Revenues. The Company's total revenues were $34.3 million for the first nine months of fiscal 1997 compared to revenues of $17.7 million for the first nine months of fiscal 1996, an increase of $16.6 million, or 93%. The Company's total revenues derived from sales to North American healthcare customers were $31.4 million for the first nine months of fiscal 1997 compared to $13.8 million for the corresponding period in fiscal 1996, an increase of $17.6 million, or 128%. This increase was primarily due to a significantly larger customer base as well as $14.6 million of revenue resulting from the Company's alliances with distribution partners. Revenues from sales to North American general business customers were $1.6 million in the first nine months of fiscal 1997 compared to $2.4 million in the first nine months of fiscal 1996, a decrease of $800,000, or 33%. The Company expects this trend to continue due to its strategic focus on customers in the healthcare industry. Revenues from sales to international customers were $1.3 million in the first nine months of fiscal 1997 compared to $1.5 million in the corresponding nine months of fiscal 1996, a decrease of $200,000, or 13%. The Company expects this trend to continue due to the Company's emphasis on customers in the United States healthcare industry. However, management continues to explore other opportunities as they arise. Revenues from maintenance and professional services were $6.1 million in the first nine months of fiscal 1997 compared to $2.9 million in the first nine months of fiscal 1996, an increase of $3.3 million, or 115%. The increase in revenues from professional services is primarily attributable to an increase in healthcare professional services and additional maintenance contracts associated with increased system sales.

         Cost of Revenues. The cost of system sales in the first nine months of fiscal 1997 was $7.8 million compared to $3.6 million in the corresponding period of fiscal 1996. As a percentage of system sales revenue, the cost of system sales increased to 27.7% in the first nine months of fiscal 1997 compared to 24.3% in the corresponding period of fiscal 1996. The cost of maintenance and professional services as a percentage of maintenance and professional service revenues increased from 62.7% in fiscal 1996 to 63.9% in fiscal 1997, due primarily to increased staffing in maintenance and professional service personnel, partially offset by the substantial revenue increase mentioned above. The Company's total gross margin decreased to 65.8% from 69.5% during the prior year, primarily due to a change in the revenue mix.

         Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $9.4 million in the first nine months of fiscal 1997 from $6.9 million in the same period of fiscal 1996, an increase of 36%. The increase is primarily due to higher sales commissions from increased system sales and higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenues decreased to 27% in the first nine months of fiscal 1997 compared to 39% in the first nine months of fiscal 1996.

         Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $3.7 million in the first nine months of fiscal 1997 from $2.6 million in the first nine months of fiscal 1996, an increase of $1.0 million, or 39%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $1.5 million in software development costs in the first nine months of fiscal 1997. These capitalized costs represented 29.8% of the Company's total research and development expenditures during this period. As a percentage of total revenues, research and development expenses decreased to 11% from 15% in the first nine months of fiscal 1997, as compared to the corresponding period in fiscal 1996.

         General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $4.0 million in the first nine months of fiscal 1997 compared to $3.2 million in the first nine months of fiscal 1996, an increase of $777,000, or 24%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's growth. General and administrative expenses as a percentage of total revenues decreased to 12% in the first nine months of fiscal 1997 from 18% in the first nine months of fiscal 1996.

         Non-recurring Charges. The Company incurred non-recurring charges of $2.6 million during the first nine months of fiscal 1997, comprised of (i) $750,000 related to acquisition costs associated with the Hunter International, Inc. acquisition, completed during the three month period ended September 30, 1996; (ii) $1.4 million related to the write-down of assets associated with its MedVision product line, due to the Value Added Reseller Agreement entered into with ISG Technologies, Inc. in March 1997; and (iii) $468,000 related to relocation costs associated with the Company's move to its new corporate headquarters, which was completed in the three month period ended March 31, 1997. During the first nine months of fiscal 1996, the Company incurred non-recurring charges of $10.4 million, comprised of (i) $5.7 million related to in-process research and development expenses associated with the Company's acquisition of Evergreen Technologies, Inc. and Quesix Software, Incorporated incurred in the three month period ended December 31, 1995; and (ii) $4.6 million related to the HBO & Company business alliance entered into in the three month period ended March 31, 1996.

         Income Taxes. The Company had a total net operating loss carryforward of approximately $9.4 million as of June 30, 1996 to offset some of the taxable income in fiscal year 1997. Due to increased profitability and certain limitations on the use of net operating loss carryforwards, the Company recorded income tax expense in the three month period ended March 31, 1997 of $474,000, which represented estimated income tax payments made by the Company during the third quarter of 1997.

         Net Income (loss). The Company's net income for the first nine months of fiscal 1997 was $3.7 million, or $0.37 per share, compared to a net loss of $9.4 million, or $1.10 per share, for the first nine months of fiscal 1996. Exclusive of the non-recurring charges discussed above, net income for the first nine months of fiscal 1997 would have been $6.3 million, or $0.63 per share, compared to $959,000, or $0.11 per share, for the same period in the prior year.

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

         Cash and cash equivalents and marketable securities at March 31, 1997 were $29.2 million, a decrease of $9.3 million from June 30, 1996. During the nine months ended March 31, 1997, the Company's operating activities provided cash of $3.6 million, as compared to cash used in operating activities of $6.5 million in the first nine months of fiscal 1996. The decrease in cash used in operating activities for the nine months ended March 31, 1997 compared to the corresponding period in the prior year is primarily due to the increased profitability year over year, partially offset by increased accounts receivable due to increased revenues year over year. The $600,000 and $200,000 in dividends paid, disclosed in the consolidated statements of cash flows for the nine months ended March 31, 1997 and 1996, respectively, were normal stockholder distributions paid by Hunter prior to the acquisition. IMNET has not paid dividends on its Common Stock.

         The Company plans to continue to increase its professional staff during the remainder of fiscal 1997 and the foreseeable future to meet anticipated sales volume and to support research and development efforts. The Company expects that its requirements for office facilities and office equipment will grow as staffing requirements dictate. In January 1997, the Company moved its headquarters to a new facility and entered into a ten year operating lease for 96,000 square feet. As a result, the Company is incurring increased rental expense as compared to prior periods. The Company has budgeted capital expenditures of approximately $400,000 for the remainder of fiscal 1997 for the purchase of computer equipment for existing and new employees, furniture and fixtures, and equipment associated with the new office facility, new training equipment, and new equipment for customer demonstrations.

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

         The Company's trade accounts receivable days sales outstanding ("DSO") have fluctuated from quarter to quarter. Management believes that its willingness to grant extended terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms (i) demonstrate that the Company is comfortable with providing the customer or distributor the leverage inherent in deferred payments (thereby demonstrating its confidence in its products), and
(ii) permit the customer or distributor (and the Company) to commit to a large order, while the payment stream is tailored to a longer period of time (thereby providing the customer or distributor with a means to finance the project over one or more internal cash budgeting cycles). Therefore, management believes the trade accounts receivable DSO trend will continue in fiscal 1997, due to the extended terms selling strategy. However, the failure by one or more customers or distributors to pay the Company significant accounts receivable balances outstanding as they become due would have a material adverse effect on the Company's financial position and results of operations.

         The Company believes that its cash and cash equivalents and marketable securities, along with cash provided by operations, will be sufficient to finance expected cash requirements for operating activities and anticipated growth for at least the next 12 months. The Company's ability to meet its cash obligations on a long-term basis will depend on its ability to continue to achieve profitable operations and on consistent and timely collection of its accounts receivable. To date, inflation has not had a material impact on the Company's revenues or expenses.

         The Company will require significant funds to implement its business strategies. Unless its revenues increase significantly, the Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenues; (ii) the Company incurs significant expenses in connection with research and development, and more recently, the development of its direct and indirect selling and marketing efforts; (iii) a high percentage of the Company's expenses are fixed; and (iv) the Company may incur charges related to acquisitions and business alliances. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with funds provided by operations, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

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

           Note regarding Private Securities Litigation Reform Act: Statements made by IMNET which are not historical facts, including projections, statements of plans, objectives, expectations, or future economic performance, are forward looking statements that involve risks and uncertainties and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. IMNET's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause IMNET's financial performance to differ materially from past results and from those expressed or implied in any forward looking statements include, without limitation, the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". For further information on these and other risk factors, please refer to IMNET's Form 10-K for the year ended June 30, 1996, including the "Business-Risk Factors" section.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (A)    EXHIBITS:


EXHIBIT                                                                                       SEQUENTIAL
NUMBER      DESCRIPTION OF EXHIBIT                                                            PAGE NUMBER
------      ----------------------                                                            -----------
10.37(1)    Value Added Reseller Agreement between the Registrant and ISG
            Technologies, Inc. dated March 18, 1997.

11          Computation of Per Share Earnings - Six Months Ended December 31, 1996
            and 1995.                                                                             19

27          Financial Data Schedule (for SEC use only).



---------------------------------

(1) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated March 18, 1997, filed on April 2, 1997. The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.


            (B)      REPORTS ON FORM 8-K:

            The following report was filed during the quarter for which this report is filed:

            The Registrant filed Form 8-K on April 2, 1997 reporting its Value Added Reseller Agreement with ISG Technologies, Inc. on March 18, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IMNET SYSTEMS, INC.



Dated:  May 2, 1997           By:  /s/  Raymond L. Brown
                                   ---------------------
                                    Raymond L. Brown
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)