Form 10-K
period 1997-06-30
IMNET SYSTEMS INC
filed 1997-10-08
CIK 893329

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED,
                  EFFECTIVE OCTOBER 7, 1996)
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        Commission file number 0-26306

                             ---------------------

                              IMNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                            39-1730068
          (State or other jurisdiction of                             (I.R.S. Employer
          incorporation or organization)                             Identification No.)

               3015 WINDWARD PLAZA,                                         30005
               WINDWARD FAIRWAYS II,                                     (Zip Code)
                ALPHARETTA, GEORGIA
     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (770) 521-5600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
                       None                                            Not Applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $289,624,479 at September 23, 1997 (7,962,185 shares). The number of common shares outstanding at September 23, 1997 was 9,760,698 (exclusive of treasury shares).
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 1997 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

     Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of IMNET Systems, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business," particularly "Business-Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for fiscal 1998 and beyond to differ materially from past results and those expressed in any forward-looking statements made by, or on behalf of, the Company. These factors include, without limitation, those listed in "Business-Risk Factors".

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     IMNET Systems, Inc. and subsidiaries ("IMNET", the "Company" or "Registrant") develops, markets, installs and services electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. The Company's hardware and software systems electronically capture, index, store and retrieve information which is resident on most storage media, including magnetic disk, optical disk, microfilm, paper and x-ray film. IMNET's information storage system, the IMNET Electronic Information Warehouse(TM) ("EIW"), allows users to re-engineer their information management processes to access information on a cost-effective basis and to achieve immediate cost savings through productivity increases. The IMNET Electronic Information Warehouse is used by healthcare providers and healthcare information systems ("HCIS") vendors to create an electronic medical record ("EMR") by integrating current and historical patient information with existing information management systems. By providing access to information that is not otherwise available electronically, the Company believes that the IMNET Electronic Information Warehouse is a necessary component to create a complete healthcare information system solution. Since September 1994, the Company has entered into agreements to supply its systems through its HCIS Distribution
Partners: Cerner Corporation, HBO & Company ("HBOC"), HealthVision, Inc., IDX Systems Corporation and PHAMIS, Inc. (collectively the "HCIS Distribution Partners").

     Businesses and other organizations have made significant investments over the years in information technology with the goal of creating a "paperless" work environment in which information is made available electronically through computers. Despite dramatic advances in computer technology, only a small amount of current and historical information used by certain businesses today is accessible by computer. Most of the critical information used by businesses and other organizations continues to reside on non-electronic storage media such as paper, creating costly information management problems including: (i) delays in accessing information; (ii) space and personnel costs to store paper-based records; (iii) lost and misfiled documents; (iv) single user access to relevant data; and (v) errors in entering and reading information. While electronic document imaging systems have been developed by several companies, no single platform has emerged as a standard for enabling efficient, cost-effective electronic access to all information stored on most types of storage media.

     The need to access information by computer on a real-time basis is particularly evident in the healthcare industry where the vast majority of patient records are stored in paper files and other formats. Electronic access through computers to current and historical patient information contained in the patient file permits physicians and other care providers to make informed decisions regarding patient care, while avoiding unnecessary costs and delays such as performing multiple tests already administered by other groups in the healthcare organization. Furthermore, market-driven efforts to contain rising healthcare costs have resulted in an increasing demand for sophisticated healthcare information systems that capture patient data on a real-time basis in an EMR. In order to control healthcare costs while improving the quality of care provided, physicians need immediate electronic access to patient information.

     The IMNET Electronic Information Warehouse provides healthcare organizations and other document-intensive businesses with a complete electronic information management solution by integrating current and historical data, regardless of storage media, with currently installed information management systems. IMNET's systems electronically capture, store and retrieve scanned, microfilmed, or computer-generated paper documents, utilizing third party hardware devices, while structuring the flow of information to achieve increases in productivity. IMNET's hierarchical information storage management system provides necessary patient information on-line while adding the capability to access less essential information contained in a more cost-effective storage medium. The IMNET Electronic Information Warehouse provides a complementary extension of existing healthcare information systems and clinical databases, thereby enabling the creation of a complete EMR.

     IMNET Systems, Inc. was incorporated in Delaware in May 1992. On October 5, 1992, the Company acquired substantially all of the assets (the "1992 Acquisition") of the electronic imaging business of IMGE, Inc. and certain of its subsidiaries (collectively, "IMGE").

HEALTHCARE INFORMATION SYSTEMS INDUSTRY BACKGROUND

     The importance of healthcare information systems is increasing as a result of significant economic pressures within the healthcare industry. Healthcare delivery costs continue to increase at a rate equal to or greater than the costs of other goods and services. It is estimated that domestic healthcare expenditures exceeded $1.0 trillion in calendar 1996. The ongoing pressure to contain healthcare costs is accelerating the shift in economic risks from healthcare payors to providers, as evidenced by the movement toward managed care reimbursement models, including capitation. Under capitation, providers assume certain financial risks because they are paid a pre-determined fee per individual to provide all healthcare services. In response to this changing reimbursement environment, many healthcare providers are expanding to create integrated healthcare delivery enterprises that serve the healthcare needs of regional populations, while achieving economies of scale.

     The availability of complete, timely and cost-effective patient-centered information is essential to controlling healthcare costs while providing high quality patient care. The effectiveness of existing healthcare information systems is limited because a large amount of healthcare information exists on paper and is not accessible by computer. In many cases, information necessary to provide effective patient care is located at several different sites and is not immediately available to the physician. To implement a computerized patient-centered information system that accesses patient information in a cost-effective manner, current and historical paper records must be made available by computer to all points of care.

     Healthcare providers and HCIS vendors have increasingly focused their development efforts on providing a complete EMR at the point of patient care. HCIS vendors have made significant progress integrating many components necessary to construct an EMR, including: (i) the combination of disparate information systems within a provider network; (ii) the automation of certain points of data entry, such as patient admission and scheduling; and (iii) the development of tools such as graphical user interfaces and database management capabilities. However, the EMR's full potential cannot be realized unless it contains needed current and historical patient information and information generated and stored outside of the local computer network. A complete EMR would provide enterprise-wide computer access to, and integration of, information regarding the patient's clinical history including the paper medical record, as well as the patient's demographic, financial and insurance information, which is often contained in a paper-based financial folder.

     The storage and retrieval of non-computer-based information on a cost-effective basis is essential to the creation of the computer-based patient record. The IMNET Electronic Information Warehouse addresses this need by providing on-line access to current and historical paper-based and other information, thereby enabling the creation of the complete EMR.

IMNET'S STRATEGY

     IMNET's mission is to make the IMNET Electronic Information Warehouse(TM) the defacto standard for the electronic capture, storage and retrieval of healthcare information. To achieve this mission, the Company is pursuing the following strategy:

     Enable Creation of the Electronic Medical Record. As healthcare providers are under increasing economic pressure to reduce the cost and improve the quality of care provided, the need for on-line access to all relevant current and historical patient information is critical. IMNET's systems allow healthcare providers to access such patient information on a cost-effective, real-time basis, enabling the creation of a functional EMR. The Company's technology allows healthcare providers to gain access to information resident in most storage media, such as magnetic disk, optical disk, on-line microfilm, paper and x-ray film. Therefore, the Company believes IMNET's systems are a necessary component of a complete EMR.

     Expand on Relationships with HCIS Vendors. The Company believes that integrating its systems with those of HCIS vendors enhances the total system value to an end-user by providing a complete EMR solution. Since September 1994, IMNET has entered into distribution agreements with its HCIS Distribution Partners to sell IMNET's systems as an integrated component of each vendor's system. Management believes IMNET benefits from these agreements as a result of:
(i) the HCIS Distribution Partner's willingness to "private label" the IMNET system which provides increased credibility and acceptance for the product; (ii) the potential for a shortened sales cycle for a sale to the HCIS Distribution Partner's current customers due to such partner's pre-existing relationship and its knowledge of the customer's needs; (iii) the HCIS Distribution Partner's existing sales and marketing capability, reducing the amount of time and resources IMNET must apply in this area; and (iv) the reduced likelihood that the HCIS Distribution Partner will develop or otherwise acquire a product competitive to IMNET's. The Company intends to continue developing additional distribution partner relationships with leading HCIS vendors.

     Maintain Technological Leadership. IMNET's open client-server architecture, media-independent software and information systems management capabilities provide an electronic information repository which can be accessed by users on a local, regional or system-wide basis. The Company believes that it has established a leadership position by providing complete access to electronic documents in an on-line, mixed-media environment. IMNET intends to maintain the technological advantages of its product offerings while enhancing its system capabilities and performance through internal development, licensing arrangements and the acquisition or integration of other third party products, when appropriate.

     Grow Through Acquisitions of Businesses, Products and Technologies. The Company believes it is well-positioned to capitalize on the significant consolidation opportunities which exist in the healthcare information systems industry and other document-intensive businesses. In pursuit of such growth opportunities, the Company completed, in fiscal 1996, the acquisitions of Evergreen Technologies, Inc. ("Evergreen"), a radiological imaging software company, and Quesix Software Incorporated ("Quesix"), an electronic patient record management software company. In September 1996, the Company completed the acquisition of Hunter International, Inc. ("Hunter"), a provider of electronic report management and distribution software solutions to the healthcare and other industries. In June 1997, the Company acquired Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been its distribution partner in France since 1993. Through Advisoft, the Company expects to begin extending its healthcare product distribution into France. Collectively, these transactions are referred to herein as "the Acquisitions". The Company will continue to evaluate potential acquisitions which would enable it to continue to expand its market size and to improve its information systems solutions for its customers by leveraging existing strengths, adding core technological competencies and expanding its product offerings. In March 1997, the Company concluded an agreement under which ISG Technologies, Inc., a leading OEM supplier of medical imaging visualization technology, would become the exclusive supplier of medical imaging visualization technology to the Company. The licensed technology will be marketed under the MedVision trade name. The Company believes that acquiring the right to license this technology will enhance the Company's medical imaging product offering.

     Expand Beyond the Healthcare Industry. Although IMNET is focused on the healthcare market, the Company believes that its product and distribution strategy can be applied in other markets in which large-scale information systems management requirements exist. Outside of healthcare, IMNET has several end-user customers, which include major insurance companies, such as Teachers Insurance and Annuity Association, as well as government agencies such as the French Social Security Agency. IMNET intends to continue offering its products and services in other industries as opportunities arise.

PRODUCTS

     IMNET's products include proprietary and third party software and third party hardware components which are integrated to create electronic information and document management systems. The IMNET Electronic Information Warehouse consists of integrated product modules marketed as components of the IMNET Image Engine(R), the IMNET Workflow Engine(TM), IMNET MedVision(TM) ("MedVision"), the IMNET Electronic Patient Record System(TM) ("EPRS"), IMNET EPRS/Web(TM), IMNET LaserArc(TM) and related application programming interfaces together with integrated hardware products and support services. IMNET's software and hardware components, when integrated with an enterprise's currently installed information management system, can enable needed information within the enterprise to be accessible by computer through a complete information management system. The IMNET Electronic Information Warehouse manages information resident on magnetic disk, optical disk, microfilm, paper or x-ray film.

     The open systems architecture of the IMNET Electronic Information Warehouse supports multiple software systems developed by the Company, its customers or its HCIS Distribution Partners. IMNET's systems provide access to an expanded base of information beyond that which is managed by its HCIS Distribution Partners' applications and databases. For the end-user, there may be no change in the appearance of the interface screens other than the ability to display a wider range of information, such as document images. While the distribution partners' software applications store and retrieve discrete data within their own databases or clinical data repositories, IMNET's software controls the storage and retrieval of other patient information made available by the IMNET Electronic Information Warehouse.

     IMNET EIW-based system costs, including hardware, software and services, typically range from $200,000 for a small departmental system to over $5 million for a large enterprise-wide system. In many cases, customers expand their systems with additional product options which may exceed the original system purchase price. IMNET's software products are written in C and C++ programming languages and operate on a variety of platforms, including Windows, Windows 95, Macintosh, OS/2, Windows NT and MS-DOS. IMNET's application programming interfaces support systems running on operating environments ranging from IBM, Siemens and Hitachi mainframes to DEC VAX, UNIX, PCs or other workstations. The Company's software products use embedded relational database management systems provided by off-the-shelf Structured Query Language (SQL)-compatible products, such as Microsoft SQL Server and Oracle.

  IMNET Image Engine(R)

     The IMNET Image Engine is the core component of the IMNET Electronic Information Warehouse. The IMNET Image Engine's functions include: (i) document capture; (ii) prioritized access to information using magnetic disk, optical disk, microfilm and paper media; (iii) information retrieval, display and output in print or fax formats; and (iv) interaction with external host applications through electronic gateways. The IMNET Image Engine, developed internally by the Company, is sold as a stand-alone software product or as a component of the IMNET Electronic Information Warehouse. The IMNET Image Engine has an open architecture design and consists of more than 20 product modules supporting a wide range of applications, from departmental systems to high-volume, enterprise-wide or community-wide document management systems. The IMNET Image Engine allows access to a wide range of information including text, data, scanned or microfilmed document images and faxes.

     The IMNET Image Engine is divided into four subsystems:

     The Document Capture Subsystem supports the functions of document capture from third party scanning or microfilming devices, quality control, indexing and storage. In addition, computer-generated text or image data can be imported from other systems using Computer Output to Laser Disk (COLD) facilities. A final method of document capture is the input of faxes directly from the IMNET Image Engine Fax Server to the Document Capture Subsystem for indexing and storage.

     The Storage and Retrieval Subsystem incorporates a hierarchical information management process which provides for information storage on the most efficient, cost-effective medium available including magnetic disk, optical disk, microfilm or paper. This allows information with high retrieval frequency to be stored on high-speed, on-line magnetic media while enabling less critical information to be accessed from other media. On-line retrieval can be performed on information stored in third party optical disk jukeboxes or in the IMNET MegaSAR(R) Microfilm Jukebox. Information which is accessed less frequently can be stored on mountable optical disks or on microfilm cartridges and then loaded to magnetic storage when requested by the user. In addition, less frequently-used documents in paper folders can be scanned on demand and delivered on-line to the user.

     The Output Services Subsystem controls the target destination of the requested information. Destinations may include the display monitor of the user's workstation or the IMNET Image Engine Print Server or Fax Server. Hard copy output for complex print or fax requests may be composed of multiple documents retrieved from a variety of media. Electronic documents can be transferred to the user's workstation or can be retrieved and transferred to external systems using the IMNET Image Engine Export Server.

     The Host Gateway Server, the fourth subsystem, connects the IMNET Image Engine to an HCIS vendor's or other third party's software. Through a formally defined request language, the external application issues requests for information from the IMNET Electronic Information Warehouse. The Host Gateway Server receives the request and translates it into a series of actions to identify the information being requested and its location, requests retrieval from the appropriate storage server and then manages delivery of the output to the target destination.

  IMNET Workflow Engine(TM)

     The IMNET Workflow Engine enables improvements in productivity by structuring the flow of information within an organization. The IMNET Workflow Engine allows a business process analyst or medical records administrator to automate the flow of information, to streamline manual work steps and to manage the interaction of automated systems. A visual design tool is used to draw the logical sequence of work steps and to define the rules which are used to route or distribute information. A workflow model is then created which controls the process by monitoring, re-routing and managing the distribution of information. As an item of work progresses electronically, its contents can be changed by adding or deleting pieces of electronic information, such as word processing files, spreadsheets, annotations, voice recordings, document folders and images. Productivity is also improved by the concurrent management and processing of information.

     The IMNET Workflow Engine has been used to manage certain aspects of the reimbursement process after a patient's discharge from a hospital. After receiving notification by computer of a patient's discharge, the IMNET Workflow Engine can assemble the patient chart automatically, analyze it for completion, route the record to a physician for insertion of certain missing information and route the electronic chart for concurrent coding and abstracting. By automating this process, healthcare providers can accelerate the post-discharge billing cycle.

     The IMNET Workflow Engine includes reporting tools to monitor workflow, enabling performance measurement and automatic adjustment of workflow priorities. The IMNET Workflow Engine may be sold as a stand-alone product independent of the other elements of the IMNET Electronic Information Warehouse.

  IMNET MedVision(TM)

     IMNET MedVision consists of a set of application software products and interface modules which allow the capture, storage and retrieval of radiological images, whether scanned from x-ray film or captured in direct digital form from scanning devices such as computed tomography (CT), nuclear medicine or magnetic resonance imaging (MRI) units. Through direct digital capture, IMNET MedVision is able to preserve all information contained in the original image and to avoid the image degradation inherent in other methods of radiological data transfer and storage. IMNET MedVision allows the transfer and storage of image files using the Digital Imaging Communications for Medicine (DICOM) format and provides direct access to numerous proprietary file formats developed by medical imaging modality manufacturers, including General Electric, Siemens, Philips Electronics N.V., Toshiba and Picker International, Inc. IMNET MedVision provides a scalable solution that can support diagnostic usage within the radiology department, as well as access across the enterprise, by clinical and referring physicians. IMNET MedVision can also be used for distribution of image files to support teleradiology and consultation by remote radiology groups.

  IMNET Electronic Patient Record System(TM) (EPRS)

     EPRS is an information and document management application software product which facilitates access to the EMR. EPRS can be sold by the Company's HCIS Distribution Partners as an enhancement of their currently available healthcare application products, or it can be sold as a stand-alone application software product. EPRS users in both the medical records department and the business office have on-line access to a wide range of electronic patient information, including HCIS data, ancillary system reports and images of scanned or microfilmed paper documents. Information from external HCIS systems can also be imported into the EPRS database using discrete data transactions, thereby improving consistency in indexing documents associated with the patient record, as well as providing access to other reference data, which contributes to efficient workflow and improves retrieval accuracy. EPRS includes a workflow module through which user-defined procedures route patient records for action by physicians and other end-users.

  IMNET EPRS/Web(TM)

     EPRS/Web was first released in March 1997. It allows physicians the capability to view electronic patient information from virtually any location. Using secured Internet/Intranet access, authorized physicians can use standard web browsers to access EPRS/Web from their office, home, or other remote locations. Because it is easier to install, operate, and support, EPRS/Web results in lower costs for operations and maintenance. In addition, its greater accessibility results in improved workflow, thereby encouraging increased electronic access to the medical record throughout the enterprise.

  IMNET LaserArc(TM)

     LaserArc is a cost-effective solution for the storage and retrieval of report information. It allows a computer-generated report to be treated as a continuous stream of data which can be searched using pre-defined indices or by user-defined, free-text search criteria. Queries can be run across multiple report files and within defined date ranges, allowing flexibility for extracting, saving, exporting and analyzing information.

  IMNET Application Programming Interfaces

     IMNET supplies standard Application Programming Interfaces ("APIs") which allow its customers and distribution partners to access workflow, information management and imaging capabilities directly from the application software of these customers and distribution partners. The APIs, developed internally by IMNET, convert the request for information into a format which the IMNET Image Engine, IMNET Workflow Engine, IMNET Electronic Patient Record System and IMNET MedVision can interpret. The applications of customers and distribution partners may run on the same workstation or on any external host computer, ranging from a PC to a mainframe. After a particular application has been integrated using the API, the development cost is eliminated for subsequent installations of the same application, creating an advantage for IMNET and the HCIS Distribution Partners, who may install the same application at many customer sites.

  IMNET MegaSAR(R) Microfilm Jukebox

     The IMNET MegaSAR Microfilm Jukebox is a robotic microfilm storage and retrieval device that reads requested documents from microfilm and translates them into an electronic format for on-line delivery. The Company believes that the MegaSAR is presently the only on-line microfilm storage and retrieval device commercially available in the United States. The MegaSAR can store up to 420 reels of standard microfilm, with each reel holding images of 6,000 8 1/2" X 11" pages, creating a minimum image capacity of 2.5 million pages per MegaSAR. Depending upon microfilm format and document type, a MegaSAR can store nearly 10 million pages. Single image retrieval times are comparable to those of single drive optical disk jukeboxes.

     The Company owns several patents related to the MegaSAR. On June 30, 1996, the Company granted to SoftNet Systems, Inc. ("SoftNet") worldwide exclusive manufacturing rights and non-exclusive, non-healthcare distribution rights for the MegaSAR Microfilm Jukebox and its associated technology. The Company continues to sell the MegaSAR to be manufactured by SoftNet and provides maintenance and support for its existing customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Grant of Manufacturing Rights for the Company's MegaSAR Microfilm Jukebox".

PROFESSIONAL SERVICES

     In order to offer a complete information and document management solution to its customers and to ensure customer satisfaction, IMNET provides system design, installation, integration and other post-installation services to end-users both directly, through its Advisoft subsidiary in France, and together with the HCIS Distribution Partners. In addition, the Company offers installation, training and integration services to its distribution partners, particularly in early stages of the partnership, to help assure the success of the distribution partner's initial customer installations.

     Installation and Integration Services. IMNET provides system analysis and design recommendations, site preparation, systems integration, installation and training services for its direct customers and distribution partners. IMNET also assists end-users and distribution partners in selecting third party services, such as those for the conversion of paper files to microfilm or other formats, on an as-needed basis. The Company believes that the quality of its installation and integration services is crucial to its success.

     Post-installation Services. The Company's post-installation services include routine software and hardware maintenance, user assistance and a software product upgrade release program. These services are provided under the terms of the Company's renewable hardware and software maintenance agreements, fees for which are generally based upon a percentage of the then-current list prices of its hardware and software. The Company maintains a user hotline for customers to obtain technical support and provides additional services, including system customization, system management consulting, user training and workflow analysis.

RESEARCH AND DEVELOPMENT

     IMNET plans to extend the capabilities of the IMNET Electronic Information Warehouse to increase its functionality as an electronic information storage and retrieval system. IMNET's software research and development efforts are focused primarily on enhancing existing products. Although most IMNET products historically have been developed internally, the Company believes that it can often respond more quickly to market requirements by acquiring complementary products or by licensing them for distribution.

     The Company's research and development efforts are influenced significantly by customer requirements. The Company expects to develop certain new IMNET products from the Company's library of workflow applications for business office or medical records applications. The Company is continuing to make product enhancements to provide higher-level APIs to speed integration of new distribution partner applications.

     Although IMNET's current EPRS product can incorporate information from laboratory reports, transcription reports, and other reports, the Company is expanding this capability to incorporate direct, real-time collection and management of medical images. This effort is in the development stage and it will be available in new releases of the Company's MedVision product.

     Current research and development includes the integration of new components of the Company's MedVision product line with the Document Capture and Storage and Retrieval Subsystems of the IMNET Image Engine. This includes completion of integration of the viewing technology licensed in March 1997 from ISG Technologies, Inc. In addition, the Company is developing a system specifically for use in smaller medical group practices and physicians' offices.

SALES AND MARKETING

     The Company currently sells its products directly through its own sales organization and indirectly through its HCIS Distribution Partners. The Company is committed to expanding its presence in the healthcare industry through pursuing additional distribution partnerships with HCIS vendors and by marketing directly to healthcare providers. The Company's HCIS Distribution Partners currently are Cerner Corporation, HBO & Company, HealthVision, Inc., IDX Systems Corporation and PHAMIS, Inc.

     The Company's distribution partners typically enter into multi-year distribution agreements providing them the right to acquire the Company's products at a discount and to offer them to third parties under private labels. These agreements either do not permit a partner to offer or develop a product competitive with the

Company's products, or else they provide the Company the right to terminate the arrangement upon notification of the partner's intention to offer or develop a competitive product.

     For both direct and indirect sales, the Company's sales resources are organized into teams of account executives paired with one or more application consultants. These teams identify a customer's business problems and propose cost-justified information management solutions. When working with a distribution partner, the Company's sales teams work as a complementary extension of the distribution partner's sales team. IMNET requires a formal product "roll-out" project plan, which includes sales and technical training, as well as cooperative development of marketing materials and product packaging, to be developed jointly with each new distribution partner. To support its private-label distribution strategy, IMNET has designed its marketing, training and documentation materials so that they can be quickly integrated into a partner's sales process.

     The Company primarily markets its major products through its headquarters office in Atlanta, although some sales support teams are located at the distribution partners' premises. The Company's marketing efforts are organized into corporate marketing, target marketing and customer communication programs. The Company supports these efforts by publishing articles, presenting or sponsoring talks at professional meetings, assuming leadership positions in professional organizations, participating in trade shows, advertising in trade magazines and issuing frequent announcements to the trade press. Prospective clients are identified through the marketing programs of the Company's distribution partners, as well as the Company's own direct mail and telemarketing efforts.

CUSTOMERS AND SIGNED SALES CONTRACTS

     The Company's customers include healthcare providers located throughout the United States as well as non-healthcare organizations located throughout the United States and worldwide. The Company believes that the installed customer base of its distribution partners represents a significant opportunity to market and sell its products and services.

     At June 30, 1997, the Company had approximately $51.0 million of signed sales contracts for systems and services which had not yet been delivered. This amount includes software license fees, hardware sales and maintenance and professional services which are expected to result in revenues over periods of as much as five years. The amount of the Company's signed sales contracts for systems and services not yet delivered at June 30, 1996 was approximately $24.2 million. Certain contracts may also include provisions permitting termination that do not relate to IMNET's performance or which allow the customer to delay certain aspects of the order. Because the Company adjusts the timing of an end-user installation to accommodate the customer's needs and a typical installation requires from one to 12 months to complete after contract execution, the Company is unable to predict with any degree of accuracy the amount of revenue it expects to achieve in any particular period. A termination or installation delay of one or more contracts, or the failure of the Company to procure additional contracts, could have a material adverse effect on the Company's business, its financial position, and its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In fiscal 1997, HBOC accounted for 31% and Baptist Memorial Healthcare Systems, Inc. ("Baptist") accounted for 16% of the Company's total revenues or $15.8 million and $7.9 million, respectively. In fiscal 1996, McLaren Regional Healthcare Center ("McLaren") accounted for 22% and SoftNet Systems, Inc. ("SoftNet") accounted for 10% of the Company's total revenues or $6.5 million and $2.8 million, respectively. In fiscal 1995, the Mayo Clinic accounted for 14% and McLaren accounted for 11% of the Company's total revenues or $1.6 million and $1.3 million, respectively. No other customers accounted for more than 10% of total revenues in such fiscal years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On April 11, 1997, IMNET announced an agreement with Tenet Healthcare Corporation ("Tenet") to become Tenet's exclusive provider of new electronic healthcare information and document management systems. Tenet, with 130 hospitals, is one of the leading for-profit hospital systems in the United States.

     The Company's direct end-user healthcare customers include Aurora Health Care, Baptist Memorial Healthcare Systems Inc., Bay Medical, Charleston Area Medical Center, Duke University Hospital, Eastern Maine Healthcare Center, The Emory Clinic, Greenwich Hospital, Indiana University Medical Center, Kaweah Delta Health Care District, Loma Linda University Medical Center, the Mayo Clinic at Jacksonville, McLaren, New York Hospital, St. Barnabas Hospital, St. Paul's Hospital, St. Vincent's Medical Center, and Tenet Healthcare Corporation. The Company's general business end-user customers include Associates Insurance, the French Social Security Agency, Hastings Mutual Insurance Company, Laborers' Pension and Welfare Fund, Los Angeles County Treasurer and Tax Collector, Teachers Insurance, and Annuity Association College Retirement Equities Fund and TNT/USF Holland.

     The Company had international sales of $1.4 million, $2.3 million, and $1.7 million for the fiscal years ended June 30, 1997, 1996, and 1995, respectively. See Note (12)(b) to the Company's consolidated financial statements included herewith.

COMPETITION

     The Company competes with other information and document management systems companies, as well as with HCIS vendors. Such companies and vendors may team together to place bids for large contracts in competition with the Company and its HCIS Distribution Partners. A decision on the part of any of these competitors to focus their resources in the markets addressed by the Company could have an adverse effect on the Company and its business. In addition, the Company's HCIS Distribution Partners compete with other applications suppliers who do not offer the Company's products. To the extent the Company's HCIS Distribution Partners are unsuccessful compared with their competitors, the Company's business may be adversely affected.

     The Company's competitors include many companies which are larger and more established and have substantially more resources than the Company. The Company believes that the principal competitive factors in its market are company reputation, product reliability, system features, customer service and support, price, the effectiveness of marketing and sales efforts and company size. In addition, the Company believes that the speed with which companies in its market can anticipate the evolving healthcare industry structure and identify unmet needs are important competitive factors.

REGULATION

     The United States Food and Drug Administration ("the FDA") has issued a series of draft guidance documents addressing the regulation of certain computer products as medical devices under the Federal Food, Drug, and Cosmetic Act (the "FDC Act"). To the extent that computer software is a medical device under the policy, the manufacturers of such products will be required, depending on the product, to: (i) register and list their products with the FDA; (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; or (iii) obtain FDA approval by filing a premarket application that establishes the safety and effectiveness of the product. The Company expects that the FDA is likely to become increasingly active in regulating computer software that is intended for use in healthcare settings. The FDA currently regulates the IMNET MedVision product line for which the Company has filed the necessary documents and has received clearance for marketing additional components to be incorporated into the next MedVision release. The FDA indicated its intention to consider more extensive regulation of additional types of computer software, including some of the Company's other products and has solicited industry input as to the regulation of computer products as medical devices. The FDA has reached no decision to date on this issue. The FDA, if it chooses to regulate such software, can impose extensive requirements governing pre- and post-market conditions relating to clinical investigations, approvals, labeling and manufacturing. In addition, such products would be subject to the FDC Act's general controls, including those relating to good manufacturing practices and adverse experience reporting.

PROPRIETARY TECHNOLOGY PROTECTION

     The Company regards its software as proprietary and relies primarily on a combination of copyrights, trademarks and trade secrets of general applicability, employee confidentiality and invention assignment agreements, distribution and software license agreements and other intellectual property protection methods to safeguard its software products. In addition, certain aspects of the Company's hardware products are patented. The Company believes its patents provide a significant element of protection to its competitive position.

EMPLOYEES

     As of June 30, 1997, IMNET had 282 full time employees, including 223 in Atlanta. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are excellent.

RISK FACTORS

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from past results and from those indicated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below.

     Limited Operating History; Lack of Profitable Operations. The Company commenced operations in 1992 and has sustained substantial losses. The Company's net loss for fiscal 1996 was $6.0 million ($0.69 per share) primarily as a result of $10.4 million ($1.18 per share) of non-recurring charges comprised of:
(1) $5,740,000 ($0.65 per share) related to in-process research and development expenses associated with the Company's acquisitions of Evergreen Technologies, Inc. and Quesix Software, Incorporated completed during the second quarter of fiscal 1996 and (2) a $4,630,000 ($0.53 per share) non-recurring charge related to the Company's business alliance with HBOC recorded in the third quarter of fiscal 1996. Exclusive of the non-recurring charges, the Company would have reported earnings of $4.3 million ($0.47 per share) for fiscal 1996. Previously, the Company had incurred a net loss of $4.1 million ($0.77 per share) for fiscal 1995, and a net loss of $5.4 million ($1.38 per share) for fiscal 1994. As of June 30, 1997, the Company had an accumulated deficit of approximately $13.5 million. In addition, the Company will require significant funds to implement its business strategies. The Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenues; (ii) the Company incurs significant expenses in connection with research and development, and, more recently, the development of its direct and indirect selling and marketing efforts; (iii) a high percentage of the Company's expenses are fixed; and (iv) the Company may incur charges related to acquisitions, business alliances or changing technologies. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with funds provided by operations will be sufficient to fund the Company's ongoing operations. The Company believes its current operating funds will be sufficient to finance its cash requirements for at least the next 12 months. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

     Variability in Quarterly Operating Results; Volatility of Stock
Price. Results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter as a result of a number of factors, including: (i) contract terms and the volume and timing of system sales and customer acceptances; (ii) customer purchasing patterns, long sales cycles, order cancellations and rescheduling of system installations; (iii) the mix of direct and indirect sales; (iv) the mix of higher-margin software revenues and lower-margin hardware and services revenues; and (v) the actions of competitors. In addition, the Company believes that sales generated to and by its HCIS Distribution Partners will continue to increase as a percentage of total revenues. In fiscal 1997, the Company recognized revenue from large multi-site licenses and from transactions in which the Company's HCIS Distribution Partners purchased software licenses in quantity for resale. These transactions, which typically had higher margins, are difficult to predict, particularly as to when a distribution partner will acquire additional licenses, and the quantity such partner will purchase. Accordingly, the Company's future operating results are likely to be subject to significant variability from quarter to quarter and could be adversely affected in any particular quarter. The Company's total revenues and results of operations may also be affected by seasonal trends including the possibility of higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters as a result of many customers' annual purchasing and budgetary practices and the Company's sales commission practices relying in part on annual quotas. As a result, the Company believes that period-to-period comparisons of its revenues and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Due to the foregoing factors, among others, it is possible that the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected. In addition, the market price for the Company's Common Stock has been volatile and in the future could be adversely affected by general trends in the Company's industry, changes in general market conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Customer Concentration. The Company's product sales have been concentrated in a small number of customers, and the Company has historically derived a substantial percentage of its total revenues from a relatively small number of customers. For the year ended June 30, 1997, two customers accounted for approximately 47% of total revenues. In fiscal 1996, two customers accounted for 32% of the Company's total revenues. In fiscal 1995, two customers accounted for 25% of the Company's total revenues. Developments adverse to the financial condition of any of these customers, their failure to honor payment obligations, or the inability to replace any such customer with significant new customers would have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers and Signed Sales Contracts."

     Product Acceptance and Market Development; Dependence on Distribution Partners. The market for electronic information and document management systems, as it relates to integrated mixed-media healthcare information systems, is still relatively new and may not develop as expected. The Company's success is dependent upon market acceptance of its products in preference to competing products and products that may be developed by others. The Company's success is also dependent on the success of its marketing and distribution strategy which involves, to a significant degree, a reliance upon HCIS vendors to sell the Company's electronic information and document management systems as a necessary component of the integrated systems being marketed by such distribution partners. If the HCIS Distribution Partners or future distribution partners elect not to include the Company's products as components in their integrated systems or are unsuccessful in achieving significant sales of those systems, the Company's business would be materially and adversely affected.

     Long Sales and Delivery Cycle; Dependence on Future System Sales. The decision by a healthcare provider to replace or substantially upgrade its information systems typically involves a major commitment of capital and an extended review and approval process. Accordingly, the sales and delivery cycle for the Company's system is typically two to 24 months from initial contact to delivery and acceptance of the products. The time required from initial contact to contract execution is typically one to 12 months. During these periods, the Company may expend substantial time, effort and funds preparing a contract proposal and negotiating the contract. Under customary direct sales agreements, the Company does not record revenues on products until they have been accepted by the customer at the IMNET system integration facility, provided that acceptance is a condition of the agreement and the products have been delivered. The length of time between contract execution and acceptance typically ranges from one to 12 months for an end-user depending on the size of the order, the products ordered and delivery terms. At June 30, 1997, the Company had approximately $51.0 million of signed sales contracts for systems and services which had not yet been delivered. This amount includes contracts for software license fees, hardware sales and services that may include cancellation provisions that do not pertain to IMNET's performance, and contracts that are expected to result in revenues over periods of as much as five years. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Ability to Manage Growth. As a result of both internal development and expansion into additional applications and markets, the Company is currently experiencing a period of rapid growth and expansion. Such growth and expansion has placed and could continue to place a significant strain on the Company's services and support operations, sales and administrative personnel and other resources. The Company's ability to manage such growth effectively will require the Company to continue to improve its operational, management and financial systems and controls and to train, motivate and manage its employees. As a result, IMNET is subject to certain growth-related risks, including the risk that it will be unable to retain the necessary personnel or acquire other resources necessary to service such growth adequately.

     Risks Associated with Acquisitions. As part of the Company's strategy to enhance and maintain its competitive position, IMNET has consummated the Acquisitions and continues to evaluate potential acquisitions of businesses, products and technologies. In considering an acquisition, the Company may compete with other potential acquirors, many of which may have greater financial and operations resources. Further, the evaluation, negotiation, and integration of such acquisitions may divert significant time and resources of the Company, particularly of management. There can be no assurance that suitable acquisition candidates will be identified, that any acquisitions can be consummated or that any acquired businesses or products can be successfully integrated into the Company's operations. In addition, there can be no assurance that the Acquisitions or any future acquisitions will not have a material adverse effect upon the Company, particularly in the fiscal quarters immediately following the consummation of such transactions due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Acquisitions."

     Technological Changes; Competition. The market for the Company's products is characterized by continued and rapid technological advances in both hardware and software development requiring ongoing expenditures for research and development and the timely introduction of new products. Compatibility with existing and emerging industry standards is essential to the Company's marketing strategy and research and development efforts. The establishment of standards is largely a function of user acceptance, and standards are therefore subject to change. IMNET's products are dependent upon a number of advanced technologies, including those relating to computer hardware and software, storage devices, and other peripheral components, all of which are subject to rapid change. To be competitive, IMNET must respond effectively to technological changes by continuing to enhance its existing products to incorporate emerging or evolving standards. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements or introductions by others. Furthermore, there can be no assurance that the Company will be able to access the needed new technology at an acceptable price. The market for healthcare information systems is intensely competitive. Certain of the Company's competitors have significantly greater financial, technical, research and development and marketing resources than the Company. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's products compete both with other technologies as well as similar products developed by other companies, and other major information management companies may enter the market in which the Company competes. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant price erosion that could have a material adverse effect on the Company's business.

     Uncertainty in Healthcare Industry; Government Healthcare Reform
Proposals. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare providers. Many lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's products and related services. Cost containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have a material adverse effect on the Company's ability to sell its products and related services.

     The FDA has issued a series of draft guidance documents addressing the regulation of certain computer products as medical devices under the FDC Act. Medical devices are subject to regulation by the FDA which requires, among other things, premarket notifications or approvals and compliance with labeling, registration and listing requirements, good manufacturing practices and records and reporting requirements. The FDA currently regulates the Company's MedVision product line for which the Company has filed the necessary documents and has received clearance for marketing additional components to be incorporated into the next MedVision release.

     Dependence on Key Personnel. Kenneth D. Rardin and certain other executive officers have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could have a material adverse effect on the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance the Company will be successful in this regard. The Company maintains a $2.0 million key man life insurance policy on the life of Mr. Rardin.

     Dependence on Proprietary Rights and Patents. To develop and maintain its competitive position, IMNET relies primarily upon the technical expertise and creative skills of its personnel, confidentiality agreements and, to some degree, patents and copyrights. The Company owns patents and has license rights to certain patents held by third parties. These patents and patent rights relate to aspects of the technology used in certain of the Company's products. Successful litigation against the Company regarding its patents or patent rights, or infringement by the Company of the patent rights of others, could have a material adverse effect on the Company's business. There can be no assurance that patents issued to or licensed by the Company will not be challenged or circumvented by competitors or be found to be sufficiently broad to protect the Company's technology or to provide it with any competitive advantage. In addition, there can be no assurance that confidentiality agreements will not be breached or that the Company will have adequate remedies for any such breach.

     There has been substantial litigation regarding patent and other intellectual property rights in the computer industry. Although to the knowledge of the Company there are no such claims pending against or involving the Company, there can be no assurance that such claims will not be instituted. Adverse determinations in any such claim or any such claim could subject the Company to significant liabilities to third parties and could require the Company to seek licenses from third parties. There can be no assurance that any such licenses will be available on commercially reasonable terms. See
"Business -- Proprietary Technology Protection".

     Product Liability. The Company's products are used to provide information that relates to healthcare enterprise operations and information that may be used in other critical applications. Any failure by the Company's systems to provide accurate and timely information could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company. Even unsuccessful claims could result in the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage or that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

     Foreign Operations. Approximately 3%, 8% and 15% of the Company's total revenues for the respective fiscal years 1997, 1996 and 1995 were attributable to sales outside the United States. Sales to customers outside the United States are subject to incremental risks, including the following: (i) agreements may be more difficult to enforce and receivables more difficult to collect through foreign legal systems; (ii) to the extent the Company invoices in foreign currencies or invests in foreign operations, as is the case with the recently acquired Advisoft operations, exchange rate fluctuations could adversely affect the Company's financial position and results of operations; (iii) foreign customers often have longer payment cycles; and (iv) foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes or exchange controls or adopt other restrictions on foreign trade. Through June 30, 1997, the Company's results of operations had not been adversely affected by currency exchange rate fluctuations because the Company has invoiced all of its sales in United States dollars and the Company did not have significant foreign operations prior to the Advisoft acquisition, which was not completed until June 1997.

ITEM 2.  PROPERTIES

     During fiscal 1997, the Company relocated its main office to 3015 Windward Plaza, Windward Fairways II, Alpharetta, Georgia 30005. At this location, IMNET leases approximately 118,000 square feet of floor space under lease agreements, which expire in 2006. The Company's previously occupied Atlanta facility has been sublet. Pursuant to the LaserArc acquisition, the Company acquired leased space of approximately 6,500 square feet in Wilsonville, Oregon. This space is held under a three year lease, expiring on May 31, 1998. Pursuant to the Advisoft acquisition, the Company acquired leased space of approximately 2,800 square feet in Paris, France. This space is held under a nine year lease, expiring June 30, 2006.

ITEM 3.  LEGAL PROCEEDINGS

     As of the date hereof, to the Company's knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company as of September 15, 1997.

Kenneth D. Rardin......................  47   Chairman of the Board and Chief
                                              Executive Officer
James A. Gilbert.......................  49   President, Chief Operating Officer and
                                              Director
Thomas D. Underwood....................  39   Senior Vice President -- Technical
                                              Operations
Raymond L. Brown.......................  40   Senior Vice President and Chief
                                              Financial Officer
Gary D. Bowers.........................  44   Senior Vice President -- Business
                                              Development
Paul J. Collins, Jr....................  41   Senior Vice President -- Marketing
James L. Hall..........................  37   Senior Vice President -- Sales

     Mr. Rardin has been Chairman of the Board and Chief Executive Officer of the Company since October 1992, when the Company acquired certain assets of IMGE, Inc. and certain of its subsidiaries. He was also President of the Company from October 1992 until the appointment of Mr. Gilbert as President in September 1996. Mr. Rardin has over 25 years of experience in the computer software field. Beginning in late 1990 until the consummation of the 1992 IMGE acquisition, he was Chief Executive Officer of IMGE. From 1989 to 1990, Mr. Rardin was a self-employed consultant in the computer and data communications industries. From 1986 to 1989, Mr. Rardin served as President and Chief Executive Officer of GMD, Inc., a provider of systems which integrated design and manufacturing automation with business systems. From 1983 to 1986, Mr. Rardin was President and Chief Executive Officer of FutureSoft Synergies, Inc., a venture capital investment and management company. From 1977 to 1982, Mr. Rardin was Chief Operating Officer of Software AG of North America. During such time, Software AG of North America grew from a small private software company to one of the industry's largest publicly-held international software companies.

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

     Mr. Underwood became Senior Vice President -- Technical Operations in January 1996. He was Vice President -- Technical Operations from July 1995 until January 1996. Mr. Underwood has over 16 years of experience in operations management and hardware and software development. From May 1992 through June 1995, Mr. Underwood was Business Unit Manager for the Document Management Systems division of Perceptics Corporation ("Perceptics"), a subsidiary of Westinghouse Electric Corporation. From November 1988 through May 1992, Mr. Underwood served as the Director -- Operations and Engineering for Perceptics.

     Mr. Brown, a certified public accountant, has been Senior Vice President and Chief Financial Officer since December 1995. Prior to joining IMNET, he was employed by Communications Central, Inc., a pay telephone service provider, as Vice President, Chief Financial Officer and Treasurer from October 1994 to November 1995. From March 1993 to September 1994, Mr. Brown served as Vice President, Chief Financial Officer, Treasurer and Secretary of AER Energy Resources, Inc., a battery manufacturing company, where he had responsibility for all finance, management information systems and human resource activities. From September 1989 to February 1993, Mr. Brown served as Vice President, Finance and Chief Operating Officer of Delta Color, Inc., an ink manufacturing company, where he was responsible for finance and operations. Prior to September 1989, Mr. Brown served as Director, Accounting and Financial Planning for Gould, Inc. in its imaging and graphics division.

     Mr. Bowers has been Senior Vice President -- Business Development of the Company since June 1996. Mr. Bowers has over 23 years of technical and management experience in the computer software and services field. Mr. Bowers joined the Company following the 1992 Acquisition in October 1992 as Vice President Marketing and Business Development. He was employed by IMGE beginning in 1991 as Vice President of Technical Operations. From 1986 through 1991, Mr. Bowers was employed at Software AG as Director of Sales Support for its newly-formed Federal Systems subsidiary and subsequently as Director of the Geographic Information Systems Group.

     Mr. Collins has been Senior Vice President -- Marketing of the Company since April 1995. Mr. Collins has 15 years of experience in information processing, including ten years in the healthcare industry. Prior to joining IMNET, he was employed by Lanier Worldwide ("Lanier") for 14 years, most recently as Marketing Director. From 1991 through 1993 he served as Director of Product Marketing, and from 1985 through 1991, he served as a District Manager for Lanier.

     Mr. Hall joined IMNET in November 1996 as Senior Vice President -- Sales. Prior to joining IMNET, he was employed by The Compucare Company as Vice President of Sales, from September 1995 to October 1996. From March 1987 to June 1995, Mr. Hall served in various sales capacities with divisions of American Express Health Systems Group, and subsequently as National Sales Director of First Data Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol "IMNT". The chart below sets forth the high and low stock prices for each quarter since the completion of the Company's initial public offering in July 1995 at $12.00 per share.

QUARTER ENDED                                                  HIGH      LOW
-------------                                                 ------    ------
September 30, 1995 (from July 20 through September 30,
  1995).....................................................  $26.25    $14.50
December 31, 1995...........................................   29.75     20.50
March 31, 1996..............................................   36.50     21.06
June 30, 1996...............................................   35.25     26.00
September 30, 1996..........................................   33.50     13.25
December 31, 1996...........................................   25.63     11.25
March 31, 1997..............................................   31.25     13.50
June 30, 1997...............................................  $31.25    $12.25

     The closing sales price for the Company's Common Stock on September 26, 1997 was $39.00 per share. As of September 24, 1997, there were approximately 55 record holders of the Company's Common Stock. The Company has never declared any cash dividends on its Common Stock. However, Hunter had paid dividends to its stockholders prior to being acquired by the Company. The Company does not anticipate paying any cash dividends in the foreseeable future. The Board of Directors of the Company intends to review this policy from time to time, after taking into account various factors such as the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion.

     On June 25, 1997, the Company issued 85,084 shares of its Common Stock, valued at $2.0 million, to the owner of Advisoft, as part of the purchase price in the acquisition of Advisoft. The shares were issued to a foreign person and were exempt from registration pursuant to Regulation S.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected financial data presented below under "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the five fiscal years ended June 30, 1997 is derived from the consolidated financial statements of IMNET Systems, Inc., and subsidiaries, and notes thereto. The consolidated financial statements as of June 30, 1997 and 1996, and for each of the years in the three-year period ended June 30, 1997, and the independent auditors' report thereon, are included at
Item 8 of this Form 10-K. The Selected Financial Data is qualified by, and should be read in conjunction with, such consolidated financial statements, and other financial information appearing elsewhere in this Form 10-K, including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                             FISCAL YEAR ENDED JUNE 30,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  System sales...................................  $41,025   $24,532   $ 8,881   $ 4,551   $ 2,599
  Maintenance and professional services..........    9,159     4,848     2,393     1,790     1,230
                                                   -------   -------   -------   -------   -------
          Total revenues.........................   50,184    29,380    11,274     6,341     3,829
                                                   -------   -------   -------   -------   -------

                                                             FISCAL YEAR ENDED JUNE 30,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating expenses:
  Cost of system sales...........................   10,569     6,458     4,644     3,253     1,781
  Cost of maintenance and professional
     services....................................    5,511     2,705     1,637     1,155       900
  Sales and marketing............................   13,261     9,752     4,433     3,527     1,838
  Research and development.......................    5,194     3,915     2,343     1,881       830
  General and administrative.....................    5,780     4,145     2,430     1,930     1,309
  Non-recurring charges..........................    2,586    10,370        --        --        --
                                                   -------   -------   -------   -------   -------
          Total operating expenses...............   42,901    37,345    15,487    11,746     6,658
                                                   -------   -------   -------   -------   -------
          Operating income (loss)................    7,283    (7,965)   (4,213)   (5,405)   (2,829)
Interest income, net.............................    1,582     1,938       134        29        37
                                                   -------   -------   -------   -------   -------
          Income (loss) before income taxes......    8,865    (6,027)   (4,079)   (5,376)   (2,792)
Income taxes.....................................    1,883        --        --        --        --
                                                   -------   -------   -------   -------   -------
          Net income (loss)......................  $ 6,982   $(6,027)  $(4,079)  $(5,376)  $(2,792)
                                                   =======   =======   =======   =======   =======
Net income (loss) per common share and common
  share equivalent...............................  $  0.69   $ (0.69)  $ (0.77)  $ (1.38)  $ (0.95)
                                                   =======   =======   =======   =======   =======
Weighted average outstanding common shares and
  common share equivalents.......................   10,067     8,779     5,330     3,888     2,931
                                                   =======   =======   =======   =======   =======

                                                                      JUNE 30,
                                                   -----------------------------------------------
                                                    1997      1996      1995      1994      1993
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents........................  $ 9,133   $16,895   $ 1,857   $ 2,634   $   773
Marketable securities............................   11,606    21,542        --        --        --
Working capital..................................   42,771    49,407     4,873     3,276     1,100
Total assets.....................................   85,853    70,915    11,303     9,405     7,863
Total stockholders' equity.......................   69,790    60,823     8,071     6,552     4,706

---------------

Note: The selected financial data gives retroactive recognition to the acquisition of Hunter, which has been accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The accompanying discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with "Item 1. Business" and the Company's Consolidated Financial Statements and Notes thereto included as a part of this Form 10-K.

     IMNET develops, markets, installs and services electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. The Company, which was incorporated on May 15, 1992, acquired the electronic imaging assets of IMGE, Inc. on October 5, 1992. From May 15, 1992 through October 5, 1992, the Company's activities consisted primarily of efforts to raise funds and to negotiate the 1992 Acquisition. IMNET's products include proprietary and third party software and hardware components which are integrated to create electronic information and document management systems. IMNET supports its customers through a broad range of customization, systems integration, installation, training and maintenance services.

     The Company's revenues are derived primarily from the sale and support of components of the IMNET Electronic Information Warehouse: the IMNET Image Engine, the IMNET Workflow Engine, IMNET

MedVision, the IMNET Electronic Patient Record System (EPRS), IMNET EPRS/Web, IMNET LaserArc, and the IMNET Application Programming Interfaces. Revenues from system sales consist of IMNET and third party hardware and software license fees. Sources of maintenance and professional services revenues include services for installation and training, as well as maintenance and service contracts for software and certain hardware support. IMNET systems are sold directly to end-users as well as through third party distribution partners. Although the Company's relationships with its HCIS Distribution Partners are relatively new, the Company expects that sales to and through its HCIS Distribution Partners will continue to increase.

     Revenues from sales to the healthcare industry increased to 93% of total revenues in fiscal 1997 from 70% of total revenues in fiscal 1996. The Company anticipates that sales to the healthcare industry will continue to increase as a percentage of total annual revenues, although such sales may fluctuate from quarter to quarter. Revenues from sales outside of the United States declined to 3% of total revenues in fiscal 1997 from 8% in fiscal 1996. On June 25, 1997, the Company acquired Advisoft, a French systems integration and consulting services company which had been its distribution partner in France since 1993. Accordingly, the amount of revenues derived and the percentage of total revenues from sales outside the United States is expected to increase in fiscal 1998.

     The Company's typical sale of a software license to an end-user customer involves several milestones, beginning with the execution of the agreement between the Company and the customer. The agreement describes the software license terms, any hardware to be ordered, and if any services and maintenance are to be performed. The Company and the customer mutually agree upon functional specifications as to the operating environment, number of terminals, response times, etc. The Company then assembles the hardware components required to demonstrate compliance with the functional specifications, at the Company's offices, and loads the Company's and other third party proprietary software. The configured system is then used to demonstrate that the system meets the functional specifications. The Company and the customer participate in this process. When all functional specifications have been demonstrated, the customer signs a written acknowledgement signifying the completion of factory acceptance. The Company repackages the software and hardware components, which are picked up by common carrier and delivered to the customer. At this point, the Company recognizes 100% of the hardware revenue and 90% of the software license revenue.

     The Company assists the customer in the installation of the system at the customer's location and assists the customer in loading the customer's information. The Company and the customer mutually review each of the functional specifications in the customer's environment, to confirm that the configured system meets the functional specifications. When there is mutual agreement that all functional specifications have been met, the customer signs a written acknowledgement signifying completion of site acceptance. The Company then recognizes the remaining 10% of software license revenue which was deferred at the time of factory acceptance and delivery.

     On occasion, as for example when an existing end-user previously has accepted a software product, an end-user may elect to waive the factory and site acceptance procedures. In such instances, the end-user becomes obligated to pay upon delivery of the software product and the Company recognizes 100% of the revenue from the software license.

     As noted in the description of a typical transaction with an end-user customer, the Company recognizes revenues derived from system sales to end-user customers, including 90% of software license fees and 100% of hardware revenues, upon the factory acceptance by the customer provided that acceptance is a condition of the agreement and delivery of the configured system. The Company defers recognition of 10% of the software license fees until completion of certain insignificant vendor obligations primarily related to the site acceptance by the customer. The Company recognizes 100% of revenues from enterprise-wide licenses of software to end-users upon delivery of the software, assuming there are no further significant vendor obligations. Revenues derived from system sales to distribution partners are recognized 100% upon delivery, if the payment terms are fixed with all amounts due within twelve months, there are no other significant obligations to be performed by the Company and the distribution partner meets the Company's criteria with respect to sell-through and credit risk.

     Revenue recognition for system sales to end-users that have been delivered and accepted by the customer with contractual payment terms that extend beyond one year is determined by the Company based upon the Company's historical experience with the customer, the customer's credit worthiness, and an assessment of the enforceability of the contract. All revenues recognized related to contracts with payments due in more than one year are discounted. During the fiscal year ended June 30, 1996, the Company recognized revenue on one arrangement that included payments beyond one year. That contract was with McLaren Regional Healthcare Corporation.

     Revenues from professional services, which may include preparation of functional specifications, systems integration, and training, among others, are recognized as the services are performed. Revenues derived from maintenance and support contracts are recognized ratably over the terms of the related contracts.

     Deferred revenues represent either billings rendered to or payments received from customers for systems prior to factory acceptance and delivery to the customer and maintenance and support services billed in advance.

     At June 30, 1997, the Company had approximately $51.0 million of signed sales contracts for systems and services which had not yet been delivered. The amount of signed sales contracts for systems and services which have not been delivered includes contracts for software license fees, hardware sales and maintenance and professional services that may include cancellation provisions that do not pertain to IMNET's performance, and contracts that are expected to result in revenues over periods of as much as five years. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs and a typical end-user installation requires from one to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenues it expects to achieve in any particular period.

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

ADVISOFT ACQUISITION

     On June 25, 1997, the Company completed the acquisition of Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which has been the Company's distribution partner in France since 1993. Prior to its acquisition of Advisoft, the Company recognized revenue of $1,157,000 and $1,392,000 from Advisoft for the years ended June 30, 1997 and 1996, respectively. Aggregate consideration for the acquisition, which has been accounted for by the purchase method, was $5.1 million in cash and 85,084 shares of IMNET Common Stock having a market value of $2.0 million as of such date. The Company has allocated $6.9 million of the purchase price to goodwill and will include the results of operations of Advisoft in the Company's consolidated statement of operations effective July 1, 1997. The Company expects to build upon its established working partnership with Advisoft to begin adapting and marketing the Company's healthcare application software products for use in France.

VALUE ADDED RESELLER AGREEMENT WITH ISG TECHNOLOGIES, INC.

     In March 1997, the Company signed a value added reseller agreement with ISG Technologies, Inc. ("ISG"), a Canadian Corporation, whereby the Company will distribute certain of ISG's medical image visualization software products and certain of ISG's medical surgical visualization products under a seven-year non-exclusive distribution agreement. The agreement provides that IMNET will make three equal payments totaling $7.8 million to ISG by December 31, 1997, constituting both advance royalties against future sales by IMNET of ISG products and the right to sublicense certain of the ISG products without payment of any additional license fees. The first payment of $2.6 million to ISG was made in the third quarter of fiscal 1997 and the second payment of $2.6 million was made in the fourth quarter of fiscal 1997. The Company has capitalized the $7.8 million of advance royalties and is amortizing these advance royalties as revenues are derived from the ISG products. The remaining obligation to ISG of $2.6 million has been classified in accrued expenses in the accompanying June 30, 1997 consolidated balance sheet.

     As a result of the value added reseller agreement entered into with ISG, which obsoleted certain technology previously acquired by the Company in the Evergreen acquisition, the Company incurred a non-recurring charge of $1.4 million in the third quarter of fiscal 1997, related to the write-down of the Evergreen technology and the accrual of severance and other costs. These costs included $870,000 related to the write-off of capitalized software and intangible assets, $277,000 in severance and other costs related to the termination of employees, and $222,000 of other expenses.

HUNTER ACQUISITION

     On September 30, 1996, the Company completed the acquisition of Hunter International, Inc. ("Hunter"), a provider of electronic report management and distribution software solutions to the healthcare and other industries, by issuing 429,292 shares of IMNET Common Stock having a market value as of such date of approximately $8.4 million for all of the outstanding common stock of Hunter. The acquisition of Hunter and its LaserArc product line provides the Company with electronic report management and distribution solutions. The acquisition has been accounted for as a pooling of interests. Accordingly, the Company's accompanying consolidated financial statements have been restated for all periods prior to the acquisition to include the results of operations, financial position and cash flows of Hunter.

1996 ACQUISITIONS

     On November 3, 1995, the Company acquired Evergreen Technologies, Inc. ("Evergreen") by merger for aggregate consideration consisting of $1.3 million in cash and 82,353 shares of IMNET Common Stock having a market value as of such date of approximately $2.3 million. In connection with the Evergreen acquisition, the Company allocated and expensed in the three months ended December 31, 1995, approximately $2.9 million to in-process research and development and allocated approximately $648,000 to goodwill and acquired technology to be amortized on a straight-line basis over an estimated useful life of seven and five years, respectively. Additionally, on December 14, 1995 the Company acquired Quesix Software, Incorporated ("Quesix"). The Company had previously marketed a version of Quesix's EPRS product pursuant to a distribution agreement. The aggregate consideration for the acquisition of Quesix was $4.2 million in cash, acquisition costs and assumption of liabilities. In connection with the Quesix acquisition, the Company allocated and expensed in the three months ended December 31, 1995, approximately $2.8 million to in-process research and development, and allocated approximately $1.4 million to goodwill to be amortized on a straight-line basis over an estimated useful life of 7 years. Subsequent to the fiscal year ended June 30, 1996, the Company discovered an income tax liability had been incurred resulting from the acquisition of Quesix of $1.4 million and has reflected such amounts as an increase to goodwill and income taxes payable in the consolidated financial statements. The in-process research and development expensed at the dates of the acquisitions had not reached technological feasibility and had no alternative future use to the Company.

     The Company pursued the acquisitions discussed above to enhance the capabilities and applications of the IMNET Electronic Information Warehouse. The acquisition of Advisoft will enable the Company to adopt and market its healthcare software products internationally and increase its market penetration. The acquisition of Hunter provided the Company with additional electronic report management capabilities. The acquisition of Evergreen and its radiological imaging product line, MedVision, provided the Company with the technology to expand and improve the radiological information storage, retrieval and display capabilities of the IMNET Electronic Information Warehouse even though this technology was subsequently obsoleted by the technology licensed under the ISG agreement. Further, the acquisition of Quesix and the EPRS allowed the

Company to control future development and distribution of the EPRS, a patient record document management application software product.

BUSINESS ALLIANCE WITH HBOC

     In March 1996, the Company signed agreements with HBO & Company ("HBOC") to distribute IMNET's products on a private label basis. Under the terms of the agreements, HBOC markets the IMNET Electronic Information Warehouse, which has been integrated with HBOC's clinical and information solutions, and HBOC will not market competing products. Under the terms of the distribution agreement, the Company paid an aggregate of $3.0 million in cash to HBOC in exchange for the seven-year exclusive distribution rights. The Company agreed to support HBOC's First Perspective product line customers. The First Perspective product line, prior to the distribution agreement, competed with the IMNET Electronic Information Warehouse. The distribution agreement provides that HBOC will offer its First Perspective product line customers the opportunity to convert to the IMNET Electronic Information Warehouse and that the cost for such conversion, estimated by the Company to be approximately $3.0 million, will be assumed by the Company. As of August 30, 1997, 5 of 11 total customers had elected to convert and 3 customers had elected not to convert.

     As a result of these transactions, during the three months ended March 31, 1996, the Company recorded a nonrecurring charge of $4.6 million to the Company's consolidated statement of operations and capitalized $1.4 million of intangible assets related to the Company's valuation of the expected cash flows from maintenance revenues for the support of the First Perspective customers. The $1.4 million intangible asset is being amortized on a straight-line basis over an estimated life of seven years. Of the $3.0 million of total estimated conversion costs, the Company has classified the remaining $1.7 million of estimated conversion costs, net of the $1.3 million costs incurred to date, in accrued expenses in the accompanying June 30, 1997 consolidated balance sheet. The Company believes the amounts accrued are adequate based on current estimates of conversion costs.

     Transactions between HBOC and the Company typically involve several steps. HBOC maintains a master copy of IMNET software which it replicates for delivery to its customers when they receive a sublicense. HBOC provides the Company with notice of the number of copies of software that HBOC has duplicated, in writing, either at the end of the accounting period or at the time HBOC grants a sublicense to its customer. HBOC's unconditional obligation to pay the Company for the software duplicated is without regard to the terms and conditions of HBOC's sublicense with its customer. The Company recognizes 100% of the revenue from HBOC as of the date of the notification of duplication by HBOC.

     The Company recognized revenue from the business alliance with HBOC of $15.8 million and $2.4 million during the years ended June 30, 1997 and 1996. These amounts included purchases of software sublicenses by HBOC of $2.0 million and $3.0 million in March and September 1996, respectively. At the time of purchase HBOC had not identified all of the end-user customers by name, although HBOC had several likely prospects. Subsequently these licenses have been delivered to identified customers.

GRANT OF MANUFACTURING RIGHTS FOR THE COMPANY'S MEGASAR MICROFILM JUKEBOX

     On June 30, 1996, the Company granted to SoftNet Systems, Inc. ("SoftNet") worldwide, exclusive manufacturing rights and non-exclusive, non-healthcare distribution rights for the MegaSAR Microfilm Jukebox and its associated technology. The terms of the transaction also included $1.0 million of nonrefundable software license fees related to the MegaSAR product, which was recognized as revenue during the three months ended June 30, 1996. The Company will continue to sell the MegaSAR to be manufactured by SoftNet and provide maintenance and support for its existing MegaSAR customers.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for each fiscal period indicated:

                                                                YEAR ENDED JUNE 30,
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
STATEMENT OF OPERATIONS DATA:
Revenues:
  System sales..............................................   81.7%    83.5%    78.8%
  Maintenance and professional services.....................   18.3     16.5     21.2
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Operating expenses:
  Cost of system sales......................................   21.1     22.0     41.2
  Cost of maintenance and professional services.............   11.0      9.2     14.5
  Sales and marketing.......................................   26.4     33.2     39.3
  Research and development..................................   10.3     13.3     20.8
  General and administrative................................   11.5     14.1     21.6
  Non-recurring charges.....................................    5.2     35.3       --
                                                              -----    -----    -----
          Total operating expenses..........................   85.5    127.1    137.4
                                                              -----    -----    -----
          Operating income (loss)...........................   14.5    (27.1)   (37.4)
                                                              -----    -----    -----
Interest income, net........................................    3.2      6.6      1.2
                                                              -----    -----    -----
          Income (loss) before income taxes.................   17.7    (20.5)   (36.2)
                                                              -----    -----    -----
Income taxes................................................    3.8       --       --
                                                              -----    -----    -----
          Net income (loss).................................   13.9%   (20.5)%  (36.2)%
                                                              =====    =====    =====

---------------

Note: The selected financial data gives retroactive recognition to the acquisition of Hunter, which has been accounted for as a pooling of interests.

Comparison of Fiscal Years Ended June 30, 1997 and June 30, 1996

     Revenues. The Company's total revenues were $50.2 million compared to $29.4 million for fiscal 1996, an increase of $20.8 million, or 71%. The Company's total revenues derived from sales to domestic healthcare customers were $46.4 million for fiscal 1997 compared to $20.5 million for fiscal 1996, an increase of $25.9 million, or 126%. This increase was primarily due to a significantly larger customer base and the recognition of revenue from $7.9 million of enterprise-wide software licenses for the IMNET EPRS, IMNET LaserArc, and IMNET MedVision delivered to Baptist Regional Healthcare Systems, Inc. Also contributing to the increase was $18.2 million of revenue resulting from the Company's alliances with its HCIS Distribution Partners ($15.8 million from HBOC).

     Revenues from sales to domestic general business customers were $2.4 million in fiscal 1997 compared to $6.5 million in fiscal 1996, a decrease of $4.1 million, or 63%. The Company expects this trend to continue due to its strategic focus on customers in the healthcare industry. Revenues from sales to international customers were $1.4 million in fiscal 1997 compared to $2.3 million in fiscal 1996, a decrease of $930,000, or 40%. The Company acquired Advisoft on June 25, 1997 and anticipates that sales to international customers will increase in fiscal 1998. Revenues from system sales increased to $41.0 million in fiscal 1997 compared to $24.5 million in fiscal 1996, an increase of $16.5 million, or 67%. Revenues from maintenance and professional services were $9.2 million in fiscal 1997 compared to $4.8 million in fiscal 1996, an increase of $4.3 million, or 89%. The increase in maintenance and professional services revenues is primarily attributable to an increase in services to healthcare customers and additional maintenance contracts, resulting from a larger installed base.

     The Company's product sales have been concentrated in a small number of customers and the Company has historically derived a substantial percentage of its total revenues from a relatively small number of customers. Developments adverse to the financial condition of any of these customers or the inability to replace any such customer with significant new customers would have a material adverse effect on the Company's business.

     Cost of Revenues. The cost of system sales in fiscal 1997 was $10.6 million compared to $6.5 million in fiscal 1996, an increase of $4.1 million, or 64%. As a percentage of total revenues, the cost of system sales declined to 21% in fiscal 1997 from 22% in fiscal 1996 as software license fees continued to be a larger proportion of system sales in the revenue sales mix. As a percentage of system sales revenues, the cost of system sales was 26% in both fiscal 1997 and 1996. The cost of system sales also reflected amortization expenses in each fiscal year of $697,000 relating to technology acquired in the 1992 acquisition and $881,000 related to the ISG agreement in fiscal 1997. The cost of maintenance and professional services was $5.5 million in fiscal 1997 compared to $2.7 million in fiscal 1996, an increase of $2.8 million, or 104%. As a percentage of total revenues, this amount represented an increase to 11% from 9%. This increase is primarily a result of the need to hire additional installation and support personnel as the installed customer base continues to grow. As a result, the cost of maintenance and professional services, as a percentage of maintenance and professional services revenues, increased to 60% in fiscal 1997 compared to 56% in fiscal 1996. Although the cost of system sales as a percentage of total revenues declined in fiscal 1997 to 21% compared to 22% in fiscal 1996, management does not anticipate that this trend will continue, largely due to high margins associated with revenue recognized from the enterprise-wide software licenses with Baptist in 1997.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing efforts. Sales and marketing expenses increased to $13.3 million in fiscal 1997 compared to $9.8 million in fiscal 1996, an increase of $3.5 million, or 36%. The increase was primarily due to higher sales commissions from increased system sales and higher sales salary expenses associated with the increase in the number of sales personnel. Expressed as a percentage of total revenues, sales and marketing expenses were 26% in fiscal 1997 compared to 33% in fiscal 1996.

     Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff, and the allocation of the facilities, computing, benefits and other administrative costs to such efforts. Research and development expenses increased to $5.2 million in fiscal 1997 from $3.9 million in fiscal 1996, an increase of $1.3 million, or 33%. This increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $2.0 million in computer software development costs related to new products and enhancements to be released over the next year. The $2.0 million of capitalized computer software development costs represented 28% of the Company's total research and development expenditures in fiscal 1997 as compared to 25% for fiscal 1996. Management believes that the capitalization rate will continue at a rate similar to that incurred in fiscal 1997, in fiscal 1998 due to the scheduled release dates of new software products. As a percentage of total revenues, research and development expenses decreased to 10% from 13% in fiscal 1997 as compared to fiscal 1996.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $5.8 million in fiscal 1997 from $4.1 million in fiscal 1996, an increase of $1.6 million, or 39%. This increase was primarily attributable to increases in salaries and associated costs, additional facilities costs due to the January 1997 relocation of the company's corporate offices and an increase in depreciation expense associated with equipment to support increased staffing and the Company's new corporate office facility. General and administrative expenses as a percentage of total revenues decreased to 12% in fiscal 1997 from 14% in fiscal 1996.

     Non-recurring Charges. The Company incurred non-recurring charges of $2.6 million during fiscal 1997, comprised of (i) $750,000 related to acquisition costs associated with the Hunter International, Inc. acquisition, completed during the three month period ended September 30, 1996; (ii) $1.4 million related to the write-down of Evergreen technology associated with its MedVision product line, which was obsoleted by the licensed technology under the Value Added Reseller Agreement entered into with ISG Technologies, Inc. in March 1997 (see "-- Value Added Reseller Agreement with ISG Technologies, Inc." above for information concerning these charges); and (iii) $468,000 related to relocation costs associated with the Company's move to its new corporate headquarters, which was completed in the three month period ended March 31, 1997. During fiscal 1996, the Company incurred nonrecurring charges of $10.4 million, comprised of (i) $5.7 million related to in-process research and development expenses associated with the Company's acquisition of Evergreen Technologies, Inc. and Quesix Software, Incorporated incurred in the three month period ended December 31, 1995; and (ii) $4.6 million related to the HBOC business alliance entered into in the three month period ended March 31, 1996 (see "-- 1996 Acquisitions" and "Business Alliance with HBOC" above for information concerning these charges).

     Income Taxes. Because of operating losses experienced through fiscal 1996, the Company had not incurred any current income tax liabilities or provided for any income taxes through the second quarter of fiscal 1997. Beginning in the third fiscal quarter of 1997, the Company began providing for income tax expense due to the expected current income tax liabilities that resulted from profitable operations in fiscal 1997 coupled with the impact of the annual limitation on the Company's use of net operating loss and credit carryforwards. The Company's effective income tax rate for fiscal 1997 was 21%, which is lower than the statutory federal and state income tax rates primarily because of the decrease in the valuation allowance for deferred income tax assets of $2.0 million. The Company believes it likely that the net deferred income tax assets recorded at June 30, 1997 of $1.1 million will be realized in the future and that the effective income tax rate incurred in the future will increase if the Company profit targets are achieved.

     Net Income (Loss). The Company's net income for fiscal 1997 was $7.0 million, or $0.69 per share, compared to a net loss of $6.0 million, or $0.69 per share, in fiscal 1996. Exclusive of the non-recurring charges discussed above, the Company recorded net income of $9.6 million, or $0.95 per share, for fiscal 1997 compared to $4.3 million, or $0.47 per share, for fiscal 1996. The improvement in the Company's results, exclusive of non-recurring charges, was due to the significant growth in revenues, partially offset by increases in operating expenses necessary to support the Company's continuing growth.

Comparison of Fiscal Years Ended June 30, 1996 and June 30, 1995

     Revenues. The Company's total revenues were $29.4 million in fiscal 1996 compared to $11.3 million for fiscal 1995, an increase of $18.1 million, or 161%. The Company's revenues derived from sales to domestic healthcare customers were $20.5 million for fiscal 1996 compared to $6.1 million for fiscal 1995, an increase of $14.4 million, or 236%. These increases were primarily due to $5.7 million of revenue related to enterprise-wide software licenses for the IMNET Image Engine, IMNET Workflow Engine, IMNET EPRS and IMNET MedVision to McLaren Regional Healthcare Center ("McLaren"), $2.9 million of software license revenue from SoftNet, $2.4 million of software license revenue related to the Company's business alliance with HBOC, and additional system sales to other customers. The enterprise-wide software licenses with McLaren for the IMNET Image Engine and IMNET Workflow Engine products provided for payment terms in the form of quarterly installments of $266,667, which began in October, 1995 and will end in July, 1998. The Company recorded $2.8 million in revenues from those software licenses during fiscal 1996, which amount represented the discounted future stream (those payments due in more than 12 months) of quarterly installment payments under the license agreement. The Company classified the discounted amounts due in more than 12 months of $1.1 million as noncurrent trade accounts receivable in the accompanying 1996 consolidated balance sheet. Total revenues derived from McLaren were $6.5 million during fiscal 1996, representing approximately 22% of total revenues in fiscal 1996.

     Revenues from sales to domestic general business customers were $6.5 million in fiscal 1996 compared to $3.6 million in fiscal 1995, an increase of $2.9 million, or 81%. Revenues from sales to international customers were $2.3 million in fiscal 1996 compared to $1.7 million in fiscal 1995, an increase of $590,000, or 34%. Revenues from system sales increased to $24.5 million in fiscal 1996 from $8.9 million in fiscal 1995, an increase of $15.7 million, or 176%. Revenues from maintenance and professional services were $4.8 million in fiscal 1996 compared to $2.4 million in fiscal 1995, an increase of $2.5 million, or 103%. This growth was primarily attributable to an increase in professional services to healthcare customers and additional maintenance contracts, resulting from a larger installed base.

     Cost of Revenues. The cost of system sales in fiscal 1996 was $6.5 million compared to $4.6 million in fiscal 1995, an increase of $1.8 million, or 39%. As a percentage of total revenues, the cost of system sales declined to 22% in fiscal 1996 from 41% in fiscal 1995, due to increased revenue derived from system sales and a higher software component in the system sales revenue mix. As a percentage of system sales revenues, the cost of system sales decreased to 26% in fiscal 1996 from 52% in fiscal 1995. The cost of system sales also reflected amortization expenses in each year of $697,000 relating to technology acquired in the 1992 Acquisition. The cost of maintenance and professional services was $2.7 million in fiscal 1996 compared to $1.6 million in fiscal 1995, an increase of $1.1 million, or 65%. As a percentage of total revenues, this amount represented a reduction to 9% from 15%. The cost of maintenance and professional services, as a percentage of maintenance and professional service revenues, declined to 56% in fiscal 1996 from 68% in fiscal 1995.

     Sales and Marketing. Sales and marketing expenses increased to $9.8 million in fiscal 1996 from $4.4 million in fiscal 1995, an increase of $5.3 million, or 120%. The increase was primarily due to higher sales commissions from increased system sales and higher sales salary expenses associated with increases in the number of sales personnel. Expressed as a percentage of total revenues, sales and marketing expenses were 33% in fiscal 1996 compared to 39% in fiscal 1995.

     Research and Development. Research and development expenses increased to $3.9 million in fiscal 1996 from $2.3 million in fiscal 1995, an increase of $1.6 million, or 67%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $1.3 million in computer software development costs related to new products and enhancements expected to be released over the next year. The $1.3 million of capitalized computer software development costs represented 25% of the Company's total research and development expenditures in fiscal 1996. As a percentage of total revenues, research and development expenses decreased to 13% from 21% in fiscal 1996 as compared to fiscal 1995.

     General and Administrative. General and administrative expenses increased to $4.1 million in fiscal 1996 from $2.4 million in fiscal 1995, an increase of $1.7 million, or 71%. This increase was primarily attributable to increases in salaries and associated costs, additional costs associated with being a public company, an increase in facilities expenses to support staffing additions, increases for employment fees and relocation expenses, and an increase in depreciation expense associated with equipment to support increased staffing. General and administrative expenses as a percentage of total revenues decreased to 14% in fiscal 1996 from 22% in fiscal 1995.

     Non-recurring Charges. See "-- 1996 Acquisitions" and "-- Business Alliance with HBOC" above for information concerning these charges.

     Net Loss. The Company's net loss for fiscal 1996 was $6.0 million, or $0.69 per share, compared to a net loss of $4.1 million, or $0.77 per share, in fiscal 1995. Exclusive of the $10.4 million ($1.18 per share) in non-recurring charges, the Company recorded net income of $4.3 million, or $0.47 per share, for fiscal 1996, as compared to a net loss of $4.1 million, or $.77 per share, in fiscal 1995. The improvement in the Company's results, exclusive of the nonrecurring charges, was due to the significant growth in revenues, partially offset by increases in operating expenses necessary to support the Company's continuing growth, and interest income of approximately $1.9 million earned on the net proceeds of the Company's initial and secondary public offerings.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain quarterly financial data for the fiscal years ended June 30, 1997 and June 30, 1996. This quarterly information is unaudited, has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                             FISCAL 1997                             FISCAL 1996
                                -------------------------------------   -------------------------------------
                                FOURTH     THIRD    SECOND     FIRST    FOURTH     THIRD    SECOND     FIRST
                                QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                -------   -------   -------   -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Total revenues................  $15,871   $13,543   $11,110   $9,659    $11,631   $ 6,986   $ 6,329   $4,434
Total operating expenses......   11,545    12,036     9,814    9,505      8,804    11,580    12,365    4,596
                                -------   -------   -------   ------    -------   -------   -------   ------
Operating income (loss).......    4,326     1,507     1,296      154      2,827    (4,594)   (6,036)    (162)
Interest income, net..........      348       344       398      492        558       469       493      418
                                -------   -------   -------   ------    -------   -------   -------   ------
Income (loss) before income
  taxes.......................    4,674     1,851     1,694      646      3,385    (4,125)   (5,543)     256
Income taxes..................    1,408       475        --       --         --        --        --       --
                                -------   -------   -------   ------    -------   -------   -------   ------
Net income (loss).............  $ 3,266   $ 1,376   $ 1,694   $  646    $ 3,385   $(4,125)  $(5,543)  $  256
                                =======   =======   =======   ======    =======   =======   =======   ======

---------------

Note: The quarterly data shown above gives retroactive recognition to the acquisition of Hunter, which has been accounted for as a pooling of interests.

     The Company has experienced significant quarterly fluctuations in operating results which may continue in future periods. The Company's revenues from system sales have varied significantly from quarter to quarter as a result of the volume and timing of system sales and customer acceptance and delivery. Professional services revenues have also fluctuated from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services have not fluctuated significantly from quarter to quarter and have been increasing as the number of the Company's customers increases. Since a significant percentage of the Company's expenses are fixed, quarterly operating results will vary with the timing and fluctuation of total revenues.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1992, the Company has funded its operations, working capital needs and capital expenditures primarily from revenues and sales of equity securities. The Company was initially capitalized primarily by three investment companies. Subsequently, the Company completed four private placements in which new investors purchased Company securities. In July 1995, the Company received approximately $37.5 million net of underwriter's discounts and offering costs from its initial public offering. In February 1996, the Company received an additional $18.5 million net of underwriters discounts and offering costs from a subsequent offering of its Common Stock.

     Cash and cash equivalents and marketable securities were $20.7 million at June 30, 1997 compared to $38.4 million at June 30, 1996. The $17.7 million decrease in cash and marketable securities was largely due to a $17.5 million increase in accounts receivable, $5.1 million of net cash used to acquire Advisoft, $3.9 million of property and equipment purchases, payments of $1.8 million to HBOC per the business alliance agreement and $7.4 million of additions to intangible assets (primarily ISG advance royalty), offset by increases of $12.3 million of net income and other noncash operating activities (depreciation, amortization, provision for collection of doubtful accounts and inventory reserves, non-recurring charges, and deferred income tax benefit), $2.5 million of cash received from a related party note and $2.5 million of increases in accounts payable, accrued expenses, income taxes payable and deferred revenue. The cash dividends paid on common stock disclosed in the consolidated statements of stockholders' equity and cash flows for the years ended June 30, 1997, 1996, and 1995 were normal stockholder distributions paid by Hunter prior to the merger, accounted for as a pooling of interests. IMNET has not paid any dividends on its common stock.

     The Company plans to continue to increase its professional staff during fiscal 1998 and the foreseeable future, to meet anticipated sales volume and to support research and development efforts. The Company also anticipates increased costs associated with its acquisition of Advisoft. The Company expects that its requirements for office facilities and office equipment will grow as staffing requirements dictate. The Company began the 1997 fiscal year leasing 54,000 square feet of office space. To accommodate continuing growth, the Company signed an operating lease, effective January 1997, to increase its headquarters space to 96,000 square feet. In October 1997, the Company signed an additional operating lease increasing the leased square footage to 118,000. As a result, the Company will incur increased rental expense. The Company has budgeted capital expenditures of approximately $2.6 million in fiscal 1998 for the purchase of computer equipment for existing and new employees, furniture and fixtures, and equipment associated with the new office facility, new training equipment, and new equipment for customer demonstrations.

     The Company's accounts receivable days sales outstanding ("DSO") continued to increase in fiscal 1997. Management believes that its willingness to grant extended billing and payment terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms (i) demonstrate that the Company is comfortable with providing the purchaser the leverage inherent in deferred payments (thereby demonstrating its confidence in its product), and (ii) permit the purchaser (and the Company) to commit to a large order, while the payment stream is tailored to a longer period of time (thereby providing the purchaser with a means to finance the project over one or more internal cash budgeting cycles). Therefore, management believes the accounts receivable DSO trend will continue in fiscal 1998, due to the extended terms selling strategy. However, the failure by customers to pay significant amounts as they become due would have a material adverse effect on the Company's financial position and results of operations.

     The Company has a licensing agreement which obligates the Company to pay 1.5% of net license fee revenue from new licenses of certain of its products. The agreement commences on July 1, 1997 and continues through December 31, 2003. The Company has paid $100,000 in advance to be offset against amounts due under this agreement.

     The Company believes that its cash and cash equivalents and marketable securities, along with net cash flows provided from operations, will be sufficient to finance expected cash requirements for operating activities and anticipated growth for at least the next 12 months. The Company's ability to meet its cash obligations on a long-term basis will depend on its achieving and maintaining profitable operations and on consistent and timely collection of its accounts receivable. To date, inflation has not had a material impact on the Company's revenues or income.

     The Company will require significant funds to implement its business strategies. The Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenues; (ii) the Company incurs significant expenses in connection with research and development, as well as the development of its direct and indirect selling and marketing efforts; and (iii) a high percentage of the Company's expenses are fixed; (iv) the Company may incur charges related to acquisitions and business alliances. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with any funds provided by operations, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

     In addition, certain risk factors, among others, should be considered carefully in evaluating the Company and its business. These risk factors include the following: (i) limited operating history; lack of profitable operations;
(ii) variability in quarterly operating results; volatility of stock price;
(iii) customer concentration; (iv) product acceptance and market development; dependence on distribution partners; (v) long sales and delivery cycle; dependence on future system sales; (vi) ability to manage growth; (vii) risks associated with acquisitions; (viii) technological changes; competition; (ix) uncertainty in healthcare industry; government healthcare reform proposals; (x) dependence on key personnel; (xi) dependence on proprietary rights and patents;
(xii) product liability; and (xiii) foreign operations. For additional detail, please refer to "Business -- Risk Factors" contained in Part I, Item 1 of this Form 10-K. Also, see the note preceding Part I of "Business" in this Form 10-K for additional information regarding the Private Securities Litigation Reform Act.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (Statement 128). Statement 128 specifies modifications to the computation of earnings per share from those currently utilized by the Company. Under Statement 128, "basic" earnings per share will be computed based upon the weighted average number of common shares actually outstanding, and "diluted" earnings per share will be computed based upon the weighted average number of common shares and dilutive potential common shares. Statement 128 is effective in the Company's second quarter of the fiscal year ending June 30, 1998.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129). Statement 129 requires companies to disclose descriptive information about securities that are not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preferences of preferred stock and redeemable stock. Statement 129 is effective for financial statements for periods ending after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. Statement 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Statement 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 requires that an enterprise disclose certain information about operating segments. Statement 131 is effective for financial statements for periods beginning after December 15, 1997.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
IMNET Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of IMNET Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the accompanying consolidated financial statements, we also have audited the financial statement schedule listed under Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMNET Systems, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG PEAT MARWICK LLP

Atlanta, Georgia
October 6, 1997

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,
                                                              ---------------------------------------------------
                                                                        1997                       1996
                                                              ------------------------   ------------------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.................................        $ 9,132,631                $16,894,711
  Marketable securities, at cost (estimated market value of
     $11,652,556 and $21,629,750 at June 30, 1997 and 1996,
     respectively)..........................................         11,606,287                 21,541,760
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,115,640 and $333,290 at June 30, 1997
     and 1996, respectively.................................         33,858,910                 15,360,291
  Note receivable from related party........................                 --                  2,910,876
  Inventories...............................................          2,100,060                  2,079,574
  Prepaid expenses and other current assets.................          2,136,686                    712,204
                                                                    -----------                -----------
          Total current assets..............................         58,834,574                 59,499,416
Noncurrent trade accounts receivable........................            233,949                  1,085,927
Notes receivable from officer...............................                 --                    105,000
Property and equipment, net.................................          6,242,243                  3,329,331
Computer software development costs, net of accumulated
  amortization of $391,867 and $73,531 at June 30, 1997 and
  1996, respectively........................................          2,556,663                  1,212,875
Acquired technology, net of accumulated amortization of
  $3,310,617 and $2,627,244 at June 30, 1997 and 1996,
  respectively..............................................            174,383                    959,755
Advance royalties, net of accumulated amortization of
  $880,821 at June 30, 1997.................................          6,919,179                         --
Other intangibles, net of accumulated amortization of
  $283,332 and $50,000 at June 30, 1997 and 1996,
  respectively..............................................          1,542,737                  1,570,842
Goodwill, net of accumulated amortization of $309,032 and
  $161,579 at June 30, 1997 and 1996, respectively..........          9,349,174                  3,152,152
                                                                    -----------                -----------
                                                                    $85,852,902                $70,915,298
                                                                    ===========                ===========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................        $ 3,026,276                $ 1,264,479
  Accrued expenses..........................................          9,471,314                  6,644,211
  Income taxes payable......................................          2,379,220                  1,379,220
  Deferred revenue..........................................          1,186,388                    804,357
                                                                    -----------                -----------
          Total current liabilities.........................         16,063,198                 10,092,267
Stockholders' equity:
  Common stock, $.01 par value. Authorized 25,000,000
     shares; 9,779,374 shares issued and 9,741,737 shares
     outstanding at June 30, 1997, 9,627,071 shares issued
     and 9,589,434 outstanding at June 30, 1996.............             97,794                     96,271
  Additional paid-in capital................................         83,378,585                 80,795,841
  Treasury stock, 37,637 shares, at cost....................           (148,417)                  (148,417)
  Accumulated deficit.......................................        (13,538,258)               (19,920,664)
                                                                    -----------                -----------
          Total stockholders' equity........................         69,789,704                 60,823,031
Commitments and contingencies...............................
                                                                    -----------                -----------
                                                                    $85,852,902                $70,915,298
                                                                    ===========                ===========

          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEARS ENDED JUNE 30,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
Revenues:
  System sales..........................................  $41,024,717   $24,532,389   $ 8,880,592
  Maintenance and professional services.................    9,158,945     4,847,696     2,393,157
                                                          -----------   -----------   -----------
          Total revenues................................   50,183,662    29,380,085    11,273,749
                                                          -----------   -----------   -----------
Operating expenses:
  Cost of system sales..................................   10,568,920     6,457,962     4,644,283
  Cost of maintenance and professional services.........    5,510,716     2,704,536     1,636,885
  Sales and marketing...................................   13,261,111     9,752,525     4,433,444
  Research and development..............................    5,193,678     3,915,032     2,342,889
  General and administrative............................    5,780,008     4,144,848     2,429,611
  Non-recurring charges.................................    2,586,059    10,370,000            --
                                                          -----------   -----------   -----------
          Total operating expenses......................   42,900,492    37,344,903    15,487,112
                                                          -----------   -----------   -----------
          Operating income (loss).......................    7,283,170    (7,964,818)   (4,213,363)
  Interest income, net..................................    1,582,301     1,937,653       133,765
                                                          -----------   -----------   -----------
          Income (loss) before income taxes.............    8,865,471    (6,027,165)   (4,079,598)
  Income taxes..........................................    1,883,065            --            --
                                                          -----------   -----------   -----------
          Net income (loss).............................  $ 6,982,406   $(6,027,165)  $(4,079,598)
                                                          ===========   ===========   ===========
Net income (loss) per common share and common share
  equivalent............................................  $      0.69   $     (0.69)  $     (0.77)
                                                          ===========   ===========   ===========
Weighted average outstanding common shares and common
  share equivalents.....................................   10,067,359     8,779,356     5,330,321
                                                          ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                                    PREFERRED STOCK
                             ----------------------------------------------------------------------------------------------
                                   SERIES A                SERIES B                SERIES I                SERIES II
                             ---------------------   ---------------------   ---------------------   ----------------------
                             SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT       SHARES       AMOUNT
                             -------   -----------   -------   -----------   -------   -----------   ---------   ----------
Balance at June 30, 1994...   65,393   $ 7,283,156    40,000   $ 2,111,503    38,209   $ 5,349,320          --   $       --
Purchase of treasury stock
 and redemption of
 preferred stock, at
 cost......................       --            --        --            --      (213)      (20,235)         --           --
Dividends accrued on Series
 A preferred stock.........       --            --        --            --        --            --          --           --
Sale of Series II
 convertible preferred
 stock at $140 per share...       --            --        --            --        --            --      51,729    6,810,481
Cancellation of Series B
 convertible preferred
 stock.....................       --            --   (40,000)   (2,111,503)       --            --          --           --
Dividends paid by Hunter
 prior to merger...........       --            --        --            --        --            --          --           --
Net loss...................       --            --        --            --        --            --          --           --
                             -------   -----------   -------   -----------   -------   -----------   ---------   ----------
Balance at June 30, 1995...   65,393     7,283,156        --            --    37,996     5,329,085      51,729    6,810,481
Dividends accrued on Series
 A preferred stock.........       --            --        --            --        --            --          --           --
Conversion of preferred
 stock and accrued
 dividends to common
 stock.....................  (65,393)   (7,283,156)       --            --   (37,996)   (5,329,085)    (51,729)  (6,810,481)
Sale of common stock.......       --            --        --            --        --            --          --           --
Exercise of stock options
 and warrants..............       --            --        --            --        --            --          --           --
Issuance of common stock in
 connection with an
 acquisition...............       --            --        --            --        --            --          --           --
Dividends paid by Hunter
 prior to merger...........       --            --        --            --        --            --          --           --
Net loss...................       --            --        --            --        --            --          --           --
                             -------   -----------   -------   -----------   -------   -----------   ---------   ----------
Balance at June 30, 1996...       --            --        --            --        --            --          --           --
Exercise of stock options
 and warrants..............       --            --        --            --        --            --          --           --
Issuance of common stock in
 connection with an
 acquisition...............       --            --        --            --        --            --          --           --
Dividends paid by Hunter
 prior to merger...........       --            --        --            --        --            --          --           --
Net income.................       --            --        --            --        --            --          --           --
                             -------   -----------   -------   -----------   -------   -----------   ---------   ----------
Balance at June 30, 1997...       --   $        --        --   $        --        --   $        --          --   $       --
                             =======   ===========   =======   ===========   =======   ===========   =========   ==========


                                COMMON STOCK       ADDITIONAL      TREASURY STOCK                        TOTAL
                             -------------------     PAID-IN     ------------------   ACCUMULATED    STOCKHOLDERS'
                              SHARES     AMOUNT      CAPITAL     SHARES    AMOUNT       DEFICIT         EQUITY
                             ---------   -------   -----------   ------   ---------   ------------   -------------
Balance at June 30, 1994...  2,896,619   $28,966   $   122,308       --   $      --   $ (8,343,706)   $ 6,551,547
Purchase of treasury stock
 and redemption of
 preferred stock, at
 cost......................         --        --            --   37,637    (148,417)            --       (168,652)
Dividends accrued on Series
 A preferred stock.........         --        --            --       --          --       (242,950)      (242,950)
Sale of Series II
 convertible preferred
 stock at $140 per share...         --        --            --       --          --             --      6,810,481
Cancellation of Series B
 convertible preferred
 stock.....................         --        --     2,111,503       --          --             --             --
Dividends paid by Hunter
 prior to merger...........         --        --            --       --          --       (800,000)      (800,000)
Net loss...................         --        --            --       --          --     (4,079,598)    (4,079,598)
                             ---------   -------   -----------   ------   ---------   ------------    -----------
Balance at June 30, 1995...  2,896,619    28,966     2,233,811   37,637    (148,417)   (13,466,254)     8,070,828
Dividends accrued on Series
 A preferred stock.........         --        --            --       --          --        (27,245)       (27,245)
Conversion of preferred
 stock and accrued
 dividends to common
 stock.....................  2,316,257    23,163    19,669,734       --          --             --        270,175
Sale of common stock.......  4,248,500    42,485    55,927,969       --          --             --     55,970,454
Exercise of stock options
 and warrants..............     83,342       833       659,267       --          --             --        660,100
Issuance of common stock in
 connection with an
 acquisition...............     82,353       824     2,305,060       --          --             --      2,305,884
Dividends paid by Hunter
 prior to merger...........         --        --            --       --          --       (400,000)      (400,000)
Net loss...................         --        --            --       --          --     (6,027,165)    (6,027,165)
                             ---------   -------   -----------   ------   ---------   ------------    -----------
Balance at June 30, 1996...  9,627,071    96,271    80,795,841   37,637    (148,417)   (19,920,664)    60,823,031
Exercise of stock options
 and warrants..............     67,219       672       583,595       --          --             --        584,267
Issuance of common stock in
 connection with an
 acquisition...............     85,084       851     1,999,149       --          --             --      2,000,000
Dividends paid by Hunter
 prior to merger...........         --        --            --       --          --       (600,000)      (600,000)
Net income.................         --        --            --       --          --      6,982,406      6,982,406
                             ---------   -------   -----------   ------   ---------   ------------    -----------
Balance at June 30, 1997...  9,779,374   $97,794   $83,378,585   37,637   $(148,417)  $(13,538,258)   $69,789,704
                             =========   =======   ===========   ======   =========   ============    ===========

          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED JUNE 30,
                                                            ------------------------------------------
                                                                1997           1996           1995
                                                            ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss).......................................  $  6,982,406   $ (6,027,165)  $ (4,079,598)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
    Depreciation and amortization of property and
       equipment..........................................     1,117,249        680,448        293,387
    Amortization of computer software development costs,
       acquired technology, advance royalties, and
       goodwill and other intangibles.....................     2,395,112        995,682        696,972
    Provision for doubtful accounts receivable............       557,754        259,846        200,758
    Provision for inventory reserves......................     1,482,341        257,719         72,481
    Loss on disposal of property and equipment............            --             --          9,443
    Non-recurring charges.................................       869,524     10,370,000             --
    Deferred income tax benefit...........................    (1,076,330)            --             --
  (Increase) decrease in:
    Trade accounts receivable.............................   (17,477,665)   (15,134,683)    (2,763,501)
    Note receivable from related party....................     2,500,000             --             --
    Inventories...........................................    (1,168,472)    (1,434,931)        59,350
    Prepaid expenses and other current assets.............       152,580       (575,468)      (407,597)
  Increase (decrease) in:
    Accounts payable......................................     1,425,962       (346,385)     1,107,684
    Accrued expenses......................................      (271,461)       419,432        192,954
    Income taxes payable..................................     1,000,000             --             --
    Deferred revenue......................................       319,935        400,180     (1,165,451)
                                                            ------------   ------------   ------------
         Net cash used in operating activities............    (1,191,065)   (10,135,325)    (5,783,118)
                                                            ------------   ------------   ------------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired........    (5,087,313)    (4,813,969)            --
  Additions to property and equipment.....................    (3,911,893)    (2,385,217)      (831,293)
  Additions to computer software development costs........    (2,015,058)    (1,286,406)            --
  Proceeds from sale of marketable securities.............     1,990,622             --             --
  Purchases of marketable securities......................   (32,134,579)   (62,226,760)            --
  Maturities of marketable securities.....................    41,808,166     40,685,000             --
  Additions to intangible assets..........................      (205,227)      (155,204)            --
  Payments in connection with HBOC business alliance......    (1,800,000)    (1,200,000)            --
  Payments of advance royalties to ISG....................    (5,200,000)            --             --
                                                            ------------   ------------   ------------
         Net cash used in investing activities............    (6,555,282)   (31,382,556)      (831,293)
                                                            ------------   ------------   ------------
Cash flows from financing activities:
  Principal payments on obligations under capital
    leases................................................            --         (3,847)        (4,429)
  Proceeds from notes payable to stockholders.............            --             --        500,000
  Proceeds from sale of common and preferred stock........            --     56,410,370      6,310,481
  Proceeds from exercise of stock options and warrants....       584,267        549,099             --
  Purchases of treasury stock and redemption of preferred
    stock.................................................            --             --       (168,652)
  Dividends paid by Hunter prior to merger................      (600,000)      (400,000)      (800,000)
                                                            ------------   ------------   ------------
         Net cash (used in) provided by financing
           activities.....................................       (15,733)    56,555,622      5,837,400
                                                            ------------   ------------   ------------
         Net increase (decrease) in cash and cash
           equivalents....................................    (7,762,080)    15,037,741       (777,011)
Cash and cash equivalents at beginning of year............    16,894,711      1,856,970      2,633,981
                                                            ------------   ------------   ------------
Cash and cash equivalents at end of year..................  $  9,132,631   $ 16,894,711   $  1,856,970
                                                            ============   ============   ============
Disclosures of cash flow information:
  Cash paid for interest..................................  $         --   $         --   $     15,497
                                                            ============   ============   ============
  Cash paid for income taxes..............................  $  1,883,065   $         --   $         --
                                                            ============   ============   ============

          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1997, 1996 AND 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Business and Basis of Presentation

     IMNET Systems, Inc. and subsidiaries (the Company) develop, market, install, and service electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. The Company's hardware and software systems electronically capture, index, store and retrieve information which is resident on most storage media, including magnetic disk, optical disk, microfilm, paper and x-ray film. The Company sells systems to end-users and distributes systems through distribution partners. Because of the Company's concentration of revenues and accounts receivable with certain major customers and the concentration of revenues and accounts receivable in the healthcare industry, a decline in the economic conditions or financial stability with respect to these major customers or the healthcare industry could have a material adverse impact on the Company's financial position and results of operations.

     The accompanying consolidated financial statements of IMNET Systems, Inc. and subsidiaries include the accounts of IMNET Systems, Inc. and its wholly owned subsidiaries, Advisoft Consulting, S.A., Evergreen Technologies, Inc., Hunter International, Inc. and Quesix Software, Incorporated. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been restated to reflect the effect of the merger with Hunter International, Inc. as described in Note 2.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (b) Revenue Recognition and Deferred Revenue

     The Company recognizes revenues derived from system sales to end-user customers, including 90% of software license fees and 100% of hardware revenues, upon the factory acceptance by the customer and delivery of the configured system, provided that acceptance is a condition of the agreement. The Company defers recognition of 10% of the software license fees until completion of certain insignificant vendor obligations, primarily related to the site acceptance by the customer. The Company recognizes 100% of revenues from enterprise-wide licenses of software to end-users upon delivery of the software, if there are no further significant vendor obligations.

     Revenues derived from system sales to distribution partners are recognized upon delivery of the system, provided that the payment terms are fixed with all amounts due within twelve months, there are no other significant obligations to be performed by the Company and the distribution partner meets the Company's criteria with respect to sell-through and credit risk.

     Revenue recognition for system sales to end-users that have been delivered and accepted by the customer with contractual payment terms that extend beyond one year is determined by the Company based upon the Company's historical experience with the customer, the customer's credit worthiness, and an assessment of the enforceability of the contract. All revenues recognized related to contracts with payments due in more than one year are discounted at the Company's incremental borrowing rate. During the fiscal year ended June 30, 1996, the Company recognized revenue on one arrangement that included payment terms beyond one year. At June 30, 1997 and 1996, the Company had accounts receivable due beyond one year of $233,949 and $1,085,927, respectively.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

     Revenues from professional services, which may include preparation of functional specifications, systems integration, and training, among others, are recognized as the services are performed. Revenues derived from maintenance and support contracts are recognized ratably over the terms of the related contracts.

     Deferred revenues represent either billings rendered to or payments received from customers for systems prior to factory acceptance and delivery and maintenance and support services billed in advance.

  (c) Cash and Cash Equivalents

     The Company classifies all highly liquid investments with a maturity of three months or less at the date of acquisition as cash equivalents.

  (d) Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Under Statement 115, investments in equity and debt securities are classified as held to maturity, trading, or available for sale securities. Trading securities are reported at fair value, with changes in fair value included in the statement of operations, while available for sale securities are reported at fair value, with net unrealized gains or losses included as a component of stockholders' equity. Held-to-maturity securities are reported at amortized cost. Unrealized losses on all securities that are other than temporary are reported in the statement of operations upon determination that the loss is other than temporary.

     Marketable securities include U.S. treasury bills and debt securities of certain other U.S. government agencies, U.S. government sponsored corporations, and foreign government securities with original maturities greater than 90 days and equal to or less than one year.

     At June 30, 1997 and 1996, the Company classified its marketable securities as held to maturity. Marketable securities are carried at amortized cost and are included in current assets in the accompanying consolidated balance sheet. Marketable securities are summarized as follows:

                                                              JUNE 30, 1997
                                           ---------------------------------------------------
                                                                                    ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                              COST         GAINS        LOSSES        VALUE
                                           -----------   ----------   ----------   -----------
Marketable Securities....................  $11,606,287    $48,609      $(2,340)    $11,652,556
                                           ===========    =======      =======     ===========

                                                              JUNE 30, 1996
                                           ---------------------------------------------------
                                                                                    ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                              COST         GAINS        LOSSES        VALUE
                                           -----------   ----------   ----------   -----------
Marketable Securities....................  $21,541,760    $92,221      $(4,231)    $21,629,750
                                           ===========    =======      =======     ===========

     Proceeds and realized gain from the sale of a held-to-maturity marketable security were $1,990,622 and $16,001, respectively, for the year ended June 30, 1997.

     Market values have been determined through information obtained from quoted market sources.

  (e) Inventories

     Inventories consist of components and assemblies associated with the Company's MegaSAR Microfilm Jukebox (the "MegaSAR") and personal computers and other computer equipment held for sale to customers. Inventories are carried at the lower of cost (average cost method) or market (net realizable value).

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

  (f) Property and Equipment

     Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the assets as follows:

Computer software...........................................  3-5 years
Computer equipment..........................................  3-5 years
Machinery and equipment.....................................  5-7 years
Furniture and fixtures......................................  7 years

     Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Amortization of assets held under capital lease arrangements is included in depreciation expense.

  (g) Intangible Assets

     Intangible assets include computer software development costs, acquired technology, goodwill, advance royalties associated with the agreement with ISG Technologies, Inc. (ISG) (see note 3), and an intangible asset associated with customers acquired in connection with the business alliance with HBO & Company (the HBOC alliance) (see note 4). The Company's accounting policy with respect to computer software development costs is described in (h) below. The cost of acquired technology results from the Company's acquisitions of other businesses and is amortized using the greater of the ratio of current revenues to total expected revenues or the straight-line method over estimated useful lives of five years. The advance royalties associated with the ISG value added reseller agreement are being amortized based on the greater of the ratio of current revenue from ISG products to the total revenues of ISG products to which the advance royalties relate or the straight-line method over seven years. The intangible asset associated with the HBOC alliance is being amortized using the straight-line method over the life of the agreement (seven years). Goodwill has been recorded in connection with the Company's acquisitions of other businesses and is being amortized using the straight-line method over seven years. The carrying values of all intangible assets are reviewed by the Company for impairments which are recognized when the expected undiscounted future cash flows derived from such intangible assets are less than their carrying values. If the Company's review indicates a potential impairment, the Company uses fair value in determining the amount that should be written off.

  (h) Research and Development and Computer Software Development Costs

     Research and development costs consist principally of compensation and benefits paid to the Company's employees, amounts paid to independent contractors, and the allocation of facilities, computing and other administrative costs directly related to those efforts. All research and development costs are expensed as incurred.

     Computer software development costs consist principally of compensation and benefits related to the development and modification of the Company's software products and are capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Capitalization of such costs begins upon the establishment of technological feasibility for the product or enhancement which is defined by the Company as completion of a detailed program design and ends when the resulting product or enhancement is available for use by customers.

     Amortization of computer software development costs is provided by the Company on individual products or enhancements and begins when the product or enhancement is available for use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
total of current and anticipated product revenue or (2) the amount determined using the straight-line method over the estimated useful life of the software, not to exceed three years.

  (i) Income Taxes

     The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" (Statement 109). Under the asset and liability method of Statement 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

  (j) Net Income (Loss) Per Common Share and Common Share Equivalent

     Net income (loss) per common share and common share equivalent has been computed based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents recognize the dilutive effects of the conversion of preferred stock and accrued dividends to common stock prior to their conversion and of outstanding options and warrants to acquire common stock. The Company has used the initial public offering price of $12.00 per common share for the year ended June 30, 1995, since it was prior to the completion of the initial public offering, for purposes of computing the potential dilutive effects of common share equivalents. Pursuant to the rules of the Securities and Exchange Commission, common and common equivalent shares issued in the 12 months prior to the Company's initial public offering on July 20, 1995 have been included in the computation of common and common equivalent shares as if they were outstanding for all periods prior to the Company's initial public offering, including loss years where the impact of the incremental shares is antidilutive. All other common stock equivalents including the effect of outstanding options after the Company's initial public offering have been included in the computations, except when their impact on the Company's net loss per share is antidilutive.

  (k) Fair Value of Financial Instruments

     The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, accounts and notes receivable, accounts payable, accrued expenses and deferred revenues approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company's investment in marketable securities is disclosed in
(d) above.

  (l) Stock Compensation Plans

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), which requires entities that continue to apply the provisions of APB Opinion No. 25 to provide pro forma disclosures for employee stock compensation awards made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

  (m) Reclassifications

     Certain reclassifications have been made to the June 30, 1995 and 1996 financial statements to conform with presentations adopted as of and for the year ended June 30, 1997.

  (n)  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (Statement 128). Statement 128 specifies modifications to the computation of earnings per share from those currently utilized by the Company. Under Statement 128, "basic" earnings per share will be computed based upon the weighted average number of common shares actually outstanding, and "diluted" earnings per share will be computed based upon the weighted average number of common shares and dilutive potential common shares. Statement 128 is effective in the Company's second quarter of the fiscal year ending June 30, 1998. Basic earnings per share is expected to be higher than primary earnings per share in periods in which the Company reports net income. Diluted earnings per share is expected to approximate fully diluted earnings per share.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" (Statement 129). Statement 129 requires companies to disclose descriptive information about securities that are not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preferences of preferred stock and redeemable stock. Statement 129 is effective for financial statements for periods ending after December 15, 1997.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. Statement 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Statement 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 requires that an enterprise disclose certain information about operating segments. Statement 131 is effective for financial statements for periods beginning after December 15, 1997.

2.  MERGERS AND ACQUISITIONS

     On June 25, 1997, the Company completed the acquisition of Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been the Company's distribution partner in France since 1993. Aggregate consideration for the acquisition, which has been accounted for by the purchase method of accounting, was $5.1 million in cash and 85,084 shares of IMNET Common Stock having a market value of $2.0 million as of such date. The Company has allocated $6.9 million of the purchase price to goodwill and will include the results of operations of Advisoft in the Company's consolidated statement of operations effective July 1, 1997. Prior to its acquisition of Advisoft, the Company recognized revenue of $1,157,000 and $1,392,000 from Advisoft for the years ended June 30, 1997 and 1996, respectively.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

     On September 30, 1996, the Company issued 429,292 shares of its common stock for all of the outstanding common stock of Hunter International, Inc. ("Hunter"). The acquisition has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Hunter. Total revenue and net income (loss) for the individual companies for the reporting periods ended prior to the merger are as follows:

                                                               YEARS ENDED JUNE 30,
                                                            --------------------------
                                                               1996           1995
                                                            -----------    -----------
Total Revenue:
  IMNET...................................................  $26,623,305    $ 8,464,639
  Hunter..................................................    2,756,780      2,809,110
                                                            -----------    -----------
                                                            $29,380,085    $11,273,749
                                                            ===========    ===========
Net income (loss):
  IMNET...................................................  $(6,390,893)   $(4,809,523)
  Hunter..................................................      363,728        729,925
                                                            -----------    -----------
                                                            $(6,027,165)   $(4,079,598)
                                                            ===========    ===========

     In connection with the acquisition of Hunter, the Company recorded acquisition related costs of approximately $750,000 in the quarter ended September 30, 1996. These costs consist primarily of legal, accounting and broker's fees related to the Hunter transaction, have been paid as of June 30, 1997, and have been included in non-recurring charges in the accompanying 1997 consolidated statement of operations.

     On December 14, 1995, the Company acquired all of the common stock of Quesix Software, Incorporated (Quesix) for $4.2 million in cash and acquisition costs. The Company recorded the acquisition using the purchase method of accounting with $2.8 million of the purchase price allocated to in-process research and development and charged to the consolidated statement of operations in December 1995 and $1.4 million of the purchase price allocated to goodwill. Subsequent to the fiscal year ended June 30, 1996, the Company discovered that an income tax liability had been incurred resulting from the acquisition of Quesix of $1,379,220 and has reflected such amounts as an increase to goodwill and income taxes payable in the accompanying consolidated financial statements. The results of operations of Quesix have been included in the Company's consolidated statement of operations since the effective date of the acquisition.

     On November 3, 1995, the Company acquired all of the common stock of Evergreen Technologies, Inc. (Evergreen) in a merger with a wholly owned subsidiary of the Company for $1.3 million in cash and acquisition costs and the issuance of 82,353 shares of the Company's common stock with a market value of $2.3 million. The Company recorded the acquisition using the purchase method of accounting with $2.9 million of the purchase price allocated to in-process research and development and charged to the consolidated statement of operations in November 1995 and $546,000 and $102,000 allocated to goodwill and acquired technology, respectively (see note 14). The results of operations of Evergreen have been included in the Company's consolidated statement of operations since the effective date of the acquisition.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

     The unaudited pro forma consolidated results of operations of the Company for the years ended June 30, 1997 and 1996 are summarized below as if the acquisitions described above had occurred on July 1, 1996 and 1995, respectively:

                                                               YEARS ENDED JUNE 30,
                                                              ----------------------
                                                                1997          1996
                                                              --------      --------
                                                              (AMOUNTS IN THOUSANDS,
                                                              EXCEPT PER SHARE DATA)
Revenues....................................................   $54,121       $33,461
                                                               =======       =======
Net income (loss)...........................................   $ 6,696       $(5,753)
                                                               =======       =======
Net income (loss) per common share and common share
  equivalent................................................   $  0.66       $ (0.65)
                                                               =======       =======
Weighted average outstanding common shares and common share
  equivalents...............................................    10,151         8,892
                                                               =======       =======

     The unaudited pro forma consolidated results of operations included above do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

3.  VALUE ADDED RESELLER AGREEMENT WITH ISG

     In March 1997, the Company signed a value added reseller agreement with ISG, whereby the Company will distribute certain of ISG's medical image visualization software products and certain of ISG's medical surgical visualization products under a seven- year distribution agreement. IMNET has paid $5.2 million at June 30, 1997 and will pay an additional $2.6 million to ISG by December 31, 1997, constituting both advance royalties against future sales by IMNET of ISG products and the right to sublicense certain of the ISG products without payment of any additional license fees. The Company has capitalized $7.8 million as advance royalties and is amortizing these advance royalties as revenues are derived from the ISG products. The remaining obligation to ISG of $2.6 million has been classified in accrued expenses in the accompanying 1997 consolidated balance sheet.

4.  BUSINESS ALLIANCE WITH HBO & COMPANY

     In March 1996, the Company signed agreements with HBO & Company (HBOC), forming a business alliance whereby HBOC will distribute the Company's products on a private label basis and HBOC has agreed to certain noncompete provisions with respect to the Company's products. The HBOC alliance provides for a seven year term and five equal payments to HBOC totaling $3.0 million, beginning upon execution of the agreements through March 1997. Payments of $600,000 were made to HBOC by the Company in March and June 1996 and the remaining $1.8 million was paid in fiscal 1997. As part of these agreements, the Company also assumed certain customer support and conversion obligations with respect to HBOC customers currently using HBOC's First Perspective product line. The Company has accrued $3.0 million to reflect its estimate of the cost of converting the First Perspective customers to the Company's products. The Company recorded a non-recurring charge of $4.6 million to the Company's consolidated statement of operations and capitalized the remaining $1.4 million as an intangible asset related to the Company's valuation of estimated cash flows from the maintenance and support revenues expected from the First Perspective customers during the year ended June 30, 1996. The Company has classified the remaining $1.7 million of the total of $3.0 million estimated conversion costs, net of $1.3 million conversion costs incurred through June 30, 1997, in accrued expenses in the accompanying June 30, 1997 consolidated balance sheet.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

5.  INVENTORIES

     Inventories are summarized as follows:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Finished goods, including computer equipment and parts held
  for resale................................................  $1,787,978    $  714,255
Work in progress............................................          --       380,315
Raw materials...............................................     312,082       985,004
                                                              ----------    ----------
                                                              $2,100,060    $2,079,574
                                                              ==========    ==========

6.  PROPERTY AND EQUIPMENT

     Property and equipment are summarized as follows:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Leasehold improvements......................................  $   32,937    $  152,659
Computer software...........................................     501,076       267,012
Computer equipment..........................................   5,321,095     2,813,919
Machinery and equipment.....................................     216,304       331,129
Furniture and fixtures......................................   2,310,091       964,118
                                                              ----------    ----------
                                                               8,381,503     4,528,837
Less accumulated depreciation and amortization..............   2,139,260     1,199,506
                                                              ----------    ----------
                                                              $6,242,243    $3,329,331
                                                              ==========    ==========

7.  ACCRUED EXPENSES

     Components of accrued expenses are summarized as follows:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Salaries and employee related accruals......................  $3,599,768    $1,529,767
Obligations under the HBOC alliance, net....................   1,741,041     4,587,983
Advance royalties payable to ISG............................   2,600,000            --
Other.......................................................   1,530,505       526,461
                                                              ----------    ----------
                                                              $9,471,314    $6,644,211
                                                              ==========    ==========

8.  INCOME TAXES

     The provision for income tax expense (benefit) includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities and any increase or decrease in the valuation allowance for deferred income tax assets. Due to the operating losses incurred by the Company prior to the Hunter merger, there is no income tax expense that would have been reported if Hunter (an S Corporation for income tax reporting purposes) had been a C Corporation for the periods prior to the Hunter merger.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

     Income tax expense (benefit) for the years ended June 30, 1997, 1996 and 1995 is summarized as follows:

                                                   1997          1996          1995
                                                -----------    ---------    ----------
Current.......................................  $ 2,959,395    $      --    $       --
Deferred......................................   (1,076,330)          --            --
                                                -----------    ---------    ----------
                                                $ 1,883,065    $      --    $       --
                                                ===========    =========    ==========

     The significant components of the deferred income tax expense (benefit) for the years ended June 30, 1997, 1996 and 1995 are summarized as follows:

                                                  1997          1996          1995
                                               -----------    ---------    -----------
Deferred income tax expense (benefit)........  $   888,539    $(272,959)   $(2,267,847)
Increase (decrease) in the beginning of the
  year balance of the valuation allowance for
  deferred income tax assets.................   (1,964,869)     272,959      2,267,847
                                               -----------    ---------    -----------
                                               $(1,076,330)   $      --    $        --
                                               ===========    =========    ===========

     The tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are presented below:

                                                                      JUNE 30,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Deferred income tax assets:
  Accounts receivable, due to allowance for doubtful
     accounts...............................................  $  357,408    $  107,753
  Net operating loss carryforwards..........................   2,389,129     3,675,395
  Intangibles, due to basis differences.....................   1,191,343     1,805,700
  Acquired technology, due to differences in amortization...     367,766       253,778
  Research and experimentation credit carryforwards.........     184,799       184,799
  Inventory differences.....................................     749,354       202,101
  Employee accruals.........................................     734,126        93,143
  Other.....................................................     214,541       168,255
                                                              ----------    ----------
          Total deferred income tax assets..................   6,188,466     6,490,924
Less valuation allowance....................................   3,884,678     5,849,547
                                                              ----------    ----------
          Net deferred income tax assets....................   2,303,788       641,377
                                                              ----------    ----------
Deferred income tax liabilities -- property and equipment,
  due to differences in depreciation and computer software
  development costs.........................................  (1,227,458)     (641,377)
                                                              ----------    ----------
          Net deferred income tax assets included in prepaid
            expenses and other current assets in the 1997
            consolidated balance sheet......................  $1,076,330    $       --
                                                              ==========    ==========

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

     Income tax expense (benefit) differs from the amounts computed by applying the federal statutory income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                     1997          1996          1995
                                                  -----------   -----------   -----------
Computed "expected" income tax expense
  (benefit).....................................  $ 3,014,260   $(2,172,904)  $(1,635,238)
State income taxes, net of federal income tax
  benefit.......................................      352,920      (254,447)     (191,486)
Nondeductible goodwill amortization and
  non-recurring charges.........................      623,361     2,138,600            --
Increase (decrease) in the valuation allowance
  for deferred income tax assets................   (1,964,869)      272,959     2,267,847
Other...........................................     (142,607)       15,792      (441,123)
                                                  -----------   -----------   -----------
                                                  $ 1,883,065   $        --   $        --
                                                  ===========   ===========   ===========

     The net change in the valuation allowance for the years ended June 30, 1997, 1996, and 1995 was an (decrease) increase of ($1,964,869), $272,959 and
$2,267,847, respectively. Under Statement 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and research and experimentation credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include: (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences and
(3) taxable income generated by future operations. The Company believes it is more likely than not that the net deferred income tax assets recorded at June 30, 1997 of $1,076,330 will be realized.

     As of June 30, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $6.0 million and research and experimentation credit carryforwards of approximately $185,000 which are available to offset future Federal taxable income. The carryforwards expire beginning in 2008 through 2010. The expiration of the Company's net operating loss and research and experimentation credit carryforwards by year is summarized as follows:

                           RESEARCH AND
  NET OPERATING       EXPERIMENTATION CREDIT     FISCAL YEAR
LOSS CARRYFORWARDS        CARRYFORWARDS         OF EXPIRATION
------------------    ----------------------    -------------
    $       --               $ 26,000               2008
     1,440,000                 70,000               2009
     4,600,000                 89,000               2010
    ----------               --------
    $6,040,000               $185,000
    ==========               ========

     The amount of net operating loss and research and experimentation credit carryforwards that the Company may use to offset taxable income in future years is limited as a result of an ownership change, as defined, under Internal Revenue Code Section 382 ("Section 382"), which occurred effective with the completion of the Company's initial public offering in July 1995. The Company's annual Section 382 limitation on the amount of taxable income that can be offset in the future by net operating loss and research and experimentation credit carryforwards is approximately $3,396,000.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

9.  STOCKHOLDERS' EQUITY

  (a) Initial Public Offering

     In July 1995, the Company completed an initial public offering of its common stock. The Company sold 3,450,000 shares at $12.00 per share, which resulted in proceeds to the Company of $37.5 million, net of underwriting discounts and offering costs.

  (b) Conversion of Preferred Stock and Accrued Dividends to Common Stock

     In connection with the completion of the offering described in (a) above, all of the Company's Series A, Series I, and Series II preferred stock, including accrued dividends on the Series A preferred stock of $270,175, were converted to shares of the Company's common stock. As a result of this conversion, the Company issued 606,904, 714,332, and 972,507 shares of common stock to these preferred shareholders, respectively, and issued 22,514 shares of common stock in lieu of payment of accrued dividends on the Series A preferred stock. Also in connection with the same offering, warrants to acquire 39,168 shares of the Company's common stock were exercised resulting in $250,008 in proceeds to the Company.

  (c) Secondary Offering

     In February 1996, the Company completed a secondary offering of 798,500 shares of common stock at a price of $25.50, which resulted in proceeds to the Company of $18.5 million, net of underwriting discounts and offering costs.

10.  EMPLOYEE BENEFIT PLANS

  (a) Stock Option and Stock Purchase Plans

     The Company's Employee Stock Option and Rights Plan (the "Employee Plan") provides for the grant of options to acquire up to 1,590,000 shares of common stock, as well as stock appreciation rights, to key employees, directors, and advisors. Options granted under the plan generally vest ratably over 5 years and are generally granted with an exercise price no less than the fair market value of the common stock on the grant date. The term of each option is generally 10 years.

     The Company's Non-Employee Directors Stock Option Plan (the "Directors Plan") provides for the grant of options to purchase up to 94,000 shares of common stock to non-employee directors of the Company. This plan provides for automatic grants of non-qualified stock options at an exercise price equal to the then-current fair market value. Options to purchase 3,760 shares are granted annually to non-employee directors after directors are elected at the annual meeting of stockholders. They vest on the first anniversary. They expire on the first anniversary without vesting if the director has not, during that year, attended at least 75% of all meetings of the Board and any committees on which the director serves. The options have a five year term.

     The Company has an Informal Stock Option Plan (the "Informal Plan") which provides for the grant of options to acquire a maximum of 850,000 shares of Common Stock. As of June 30, 1997, no options were currently exercisable under the Informal Plan. Options granted under the Informal Plan are granted on terms substantially similar to the Employee Plan.

     On December 19, 1996, the stockholders approved the adoption of the IMNET Systems, Inc. Employee Discount Stock Purchase Plan for eligible employees of the Company and its subsidiaries (the "Stock Purchase Plan"). The Stock Purchase Plan was established pursuant to the provisions of section 423 of the Internal Revenue Code. Under the Stock Purchase Plan, eligible employees may elect to make contributions which are used to purchase the Company's common stock. The purchase price for common stock is equal to 85% of the closing sale price on The Nasdaq Stock Market for the common stock on either the first or last day of the applicable six-month period, whichever is the lower. An aggregate of 300,000 shares of common stock

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
of the Company have been reserved for issuance under the Stock Purchase Plan, and as of June 30, 1997 an aggregate of 12,125 shares of common stock have been purchased and issued under the Plan at an average price of $19.39 per share. The weighted average fair value of stock issued under the stock purchase plan was $11.67 per share for the year ended June 30, 1997.

     A summary of the status of the Company's stock option plans as of June 30, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below:

                                               1997                   1996                  1995
                                      ----------------------   -------------------   -------------------
                                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                    AVERAGE               AVERAGE               AVERAGE
                                                   EXERCISE              EXERCISE              EXERCISE
OPTIONS                                OPTIONS       PRICE     OPTIONS     PRICE     OPTIONS     PRICE
-------                               ----------   ---------   -------   ---------   -------   ---------
Outstanding at beginning of year....     906,809    $13.40     574,559    $ 7.08     252,356     $6.38
Granted.............................     735,520     17.15     433,104     20.33     393,130      7.45
Exercised...........................     (67,219)     8.69     (41,419)     6.78      (2,755)     6.38
Forfeited/canceled..................     (90,405)     8.79     (59,435)     7.39     (68,172)     6.69
                                      ----------               -------               -------
Outstanding at end of year..........   1,484,705     15.75     906,809     13.40     574,559      7.08
                                      ==========               =======               =======
Options exercisable at year-end.....     219,594               100,488
                                      ==========               =======
Weighted-average fair value of
  options granted during the year...  $     7.45               $ 12.10
                                      ==========               =======

     The following table summarizes information about stock options outstanding at June 30, 1997:

                                                OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                     -----------------------------------------   ---------------------------
                                                         WEIGHTED
                                                          AVERAGE     WEIGHTED                      WEIGHTED
                                          NUMBER         REMAINING    AVERAGE         NUMBER        AVERAGE
                                       OUTSTANDING      CONTRACTUAL   EXERCISE     EXERCISABLE      EXERCISE
RANGES OF EXERCISE PRICES            AT JUNE 30, 1997      LIFE        PRICE     AT JUNE 30, 1997    PRICE
-------------------------            ----------------   -----------   --------   ----------------   --------
$ 6.38 - $ 7.45....................       346,480          7.36        $ 7.19         134,846        $ 7.08
$12.00 - $15.75....................       552,770          9.07        $15.31          13,170        $12.06
$18.00 - $22.50....................       581,455          8.73        $21.19          71,578        $21.25
$26.88 - $29.00....................         4,000          9.63        $27.94              --        $   --
                                        ---------                                     -------
$ 6.38 - $29.00....................     1,484,705          8.54        $15.75         219,594        $12.00
                                        =========                                     =======

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan because the exercise price of the option equals or exceeds the fair value of the underlying stock at the date of grant and the stock purchase plan is a non-compensatory plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with Statement 123, the Company's net income (loss) and net income (loss) per common share would have been reduced to the unaudited pro forma amounts indicated below:

                                                                1997          1996
                                                             ----------    -----------
Net income (loss) applicable to common
  stockholders..............................  As reported    $6,982,406    $(6,027,165)
                                                             ==========    ===========
                                              Pro forma..    $4,332,063    $(6,649,363)
                                                             ==========    ===========
Net income (loss) per common share..........  As reported    $     0.69    $     (0.69)
                                                             ==========    ===========
                                              Pro forma      $     0.43    $     (0.76)
                                                             ==========    ===========

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1997: dividend yield of 0.0%; expected volatility of 65.0%; risk-free interest rate of 6.0%; and expected lives of 3.5 years for all options and 6 months for the purchase rights under the stock purchase plan.

       (b) Retirement Plan

     The Company maintains a defined contribution savings plan (the IMNET Systems, Inc. Retirement Savings Plan or the Plan) for the benefit of all eligible employees. The Plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986 (the Code), as amended. Employees may participate in the Plan at any time following their date of employment and can elect to contribute a portion of their annual earnings (subject to an annual limit specified in the Code) to the Plan on a pretax basis. The Company has not made any matching or other contributions to the Plan through June 30, 1997.

       (c) Deferred Compensation Plan

     In 1997, the Company has adopted a non-qualified deferred compensation plan that only addresses deferrals of bonuses. This plan, unlike a qualified plan which is subject to, among other things, the compensation limitations and vesting requirements of the Internal Revenue Code and additional requirements of the Employee Retirement Income Security Act, is an arrangement for a select group of management or other highly compensated employees that is not subject to any specific qualification criteria. The participants do not recognize income until amounts are paid to the participant. The Company is not entitled to an income tax deduction until such amounts are paid to participants. There were no Company contributions for the year ended June 30, 1997.

11.  RELATED PARTY TRANSACTIONS

     The Company believes the terms and conditions of the related party transactions described below are comparable to those which could have been obtained in transactions with unaffiliated parties.

(a) Notes Receivable from Officer

     The Company has advanced funds to its chairman and chief executive officer in exchange for two promissory notes receivable, as amended, in the amounts of $75,000 and $30,000 dated October 5, 1992 and January 31, 1994, respectively. The $75,000 note is without interest for two years from the date of issuance, bears interest at a rate of 10% per annum thereafter, and is due on September 30, 1997. The $30,000 note bears interest from the date of issuance at a rate of 10% per annum and is due by June 30, 1997. Repayment in full of the principal and accrued interest due under the notes was made in fiscal 1997 from bonuses earned under an employment agreement.

  (b) Notes Payable to Stockholders

     During the year ended June 30, 1995, the Company received advances under notes payable to certain stockholders in the amount of $500,000 bearing interest at a rate of 8.5% per annum. On January 13, 1995, in connection with the sale of Series II convertible preferred stock, the stockholders exchanged their notes for the issuance of Series II convertible preferred stock.

  (c) Distribution Agreement with and Grant of Manufacturing and Distribution Rights to Stockholder

     (i) Distribution Agreement

     In March 1993, the Company entered into a distribution agreement with SoftNet Systems, Inc. or its affiliated or predecessor companies (SoftNet). SoftNet is a related party and founding investor/stockholder of the Company and three officers and directors of SoftNet were on the Company's Board of Directors at

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

June 30, 1996. In June 1995, the distribution agreement was amended to provide for a commitment by SoftNet to take delivery of hardware and software from the Company totaling approximately $2.0 million no later than June 30, 1996. During the year ended June 30, 1995, the Company delivered software to SoftNet under the distribution agreement and recognized revenue of $485,000, which was included in accounts receivable at June 30, 1995. This amount was paid in full by SoftNet in February 1996.

     On June 30, 1996, the distribution agreement was amended a second time to convert the original $2.0 million commitment for hardware and software to a $2.0 million commitment for software. Also in June 1996, the Company delivered the remaining software associated with this commitment of $1,515,000 and recognized revenue of the same amount, which was converted into the note receivable from related party at June 30, 1996 (see (iii) below). During the year ended June 30, 1996, the Company also provided services to SoftNet beyond the terms of the distribution agreement described above which resulted in additional service revenues to the Company of approximately $335,000, which was also converted to the note receivable from related party at June 30, 1996 (see (iii) below).

  (ii) Grant of Manufacturing and Distribution Rights

     On June 30, 1996, the Company entered into certain agreements with SoftNet and an affiliated company, which provided for the grant of exclusive worldwide manufacturing rights and nonexclusive distribution rights with respect to markets other than healthcare, as defined, for the MegaSAR, the Company's proprietary microfilm storage device. The terms of the agreements included an obligation by SoftNet to pay the Company nonrefundable advance license fees of $1,000,000, representing the license fees for the first 250 manufactured units. These nonrefundable advance license fees were recognized as revenue by the Company in the year ended June 30, 1996 and included in the note receivable from related party at June 30, 1996. The terms of the agreements also provided for SoftNet to pay the Company a fixed license fee per unit for all units manufactured, and a provision for SoftNet to purchase, at carrying value, the Company's remaining raw materials inventories on an as needed basis.

  (iii) Note Receivable from SoftNet

     Simultaneous with the execution of the manufacturing and distribution rights agreements and the second amendment to the distribution agreement described above under (i), the Company converted all amounts due from SoftNet into a secured note receivable from SoftNet bearing interest at the prime rate plus 2%, due upon the earlier of: (1) the sale of IMNET common stock owned by SoftNet or (2) June 29, 1997. The note receivable was fully secured at June 30, 1996 by 112,913 shares of IMNET Common Stock owned by SoftNet and held as collateral by the Company.

     On September 24, 1996, the Company received a $2.5 million cash payment on the $2.9 million note receivable from related party described above and released the collateral that the Company held under the note. SoftNet also ceased to be a related party based upon the sale of its IMNET common stock and the resignation of two members of the IMNET Board of Directors and one member of the SoftNet Board of Directors, such that the two Boards of Directors have no members in common.

  (iv) Subsequent Event

     In July, 1997, the Company and SoftNet amended the distributor agreement referred to above. The Company agreed to a credit related to disputed amounts of $177,000 and accepted property valued at $71,000 in partial satisfaction of the remaining amount due and executed a new unsecured note receivable for the remaining balance of $161,000 which has been included in prepaid expenses and other current assets in the accompanying 1997 consolidated balance sheet. In addition, SoftNet agreed to manufacture the MegaSAR based on an order from the Company for which a certain portion of the payment for each MegaSAR delivered to IMNET will be applied against the balance of the note due IMNET.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

12.  MAJOR CUSTOMERS AND INTERNATIONAL SALES

  (a) Major Customers

     For the years ended June 30, 1997, 1996, and 1995, major customers accounted for the following as a percentage of total revenues and receivable balances at June 30, 1997:

                                                        PERCENT OF
                                                      TOTAL REVENUES
                                                   --------------------         TRADE
                                                   FOR THE YEARS ENDED         ACCOUNTS
                                                         JUNE 30,             RECEIVABLE
                                                   --------------------        BALANCES
                                                   1997    1996    1995    AT JUNE 30, 1997
                                                   ----    ----    ----    ----------------
Customer A.......................................   31%      8%     --       $12,100,000
Customer B.......................................   16%      9%     --         5,800,000
Customer C.......................................    5%     22%     11%        3,400,000
Customer D.......................................   --      10%      4%          161,000
Customer E.......................................   --       1%     14%               --

  (b) International Sales

     International sales were $1,373,895, $2,301,729 and $1,712,996 for the years ended June 30, 1997, 1996 and 1995, respectively.

13.  COMMITMENTS AND CONTINGENCIES

  (a) Leases

     The Company leases office facilities under noncancelable operating lease agreements which extend through January 2007. Rental expense from noncancelable operating leases and all other cancelable operating leases for the years ended June 30, 1997, 1996, and 1995 was approximately $1,203,000, $509,000, and
$277,000, respectively.

     Future minimum lease payments under all noncancelable operating lease agreements with original terms in excess of one year in the aggregate and for the next five years are summarized as follows:

YEAR ENDING JUNE 30,
--------------------
1998........................................................  $ 2,582,000
1999........................................................    2,441,000
2000........................................................    2,094,000
2001........................................................    2,094,000
2002........................................................    2,207,000
Thereafter..................................................   10,431,000
                                                              -----------
          Total future minimum lease payments...............  $21,849,000
                                                              ===========

     Future minimum sublease payments due to the Company associated with the subleasing of the Company's prior office facility are $449,000 and $302,000 for the fiscal years ended June 30, 1998 and 1999, respectively.

  (b) Contractual Commitments

     The Company has a licensing agreement which obligates the Company to pay 1.5% of net license fee revenue from new licenses of certain of its products effective July 1, 1997 and continues through December 31, 2003. The Company has paid $100,000 in advance to be offset against amounts due under this agreement,

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
which is included in prepaid expenses and other current assets in the accompanying 1997 consolidated balance sheet.

     The Company enters into agreements with customers in the ordinary course of business which contain certain contractual commitments. The Company believes that all such contractual commitments will be satisfied or renegotiated and no material adverse financial impact will result from the Company's failure to meet any of these commitments.

14.  NON-RECURRING CHARGES

     The Company incurred non-recurring charges of $2.6 million during the year ended June 30, 1997. A total of $750,000 of acquisition costs were recorded related to the Hunter acquisition, which was completed during the quarter ended September 30, 1996. As a result of the value added reseller agreement entered into with ISG, which obsoleted certain technology previously acquired by the Company in the Evergreen acquisition, the Company incurred a non-recurring charge of $1.4 million in the third quarter of fiscal 1997, related to the write-down of the Evergreen technology and the accrual of severance and other costs. These costs included $870,000 related to the write-off of capitalized software and intangible assets, $277,000 in severance and other costs related to the termination of employees, and $222,000 of other expenses. A total of $468,000 was recorded related to relocation costs from the Company's move to its new corporate headquarters, which was completed in the quarter ended March 31, 1997.

     During fiscal 1996, the Company incurred nonrecurring charges of $10.4 million, comprised of (i) $5.7 million related to in-process research and development expenses associated with the Company's acquisition of Evergreen Technologies, Inc. and Quesix Software, Incorporated incurred in the three month period ended December 31, 1995; and (ii) $4.6 million related to the HBOC business alliance entered into in the three month period ended March 31, 1996.

15.  NON-CASH TRANSACTIONS

     The Company had noncash transactions during the years ended June 30, 1997, 1996, and 1995 as follows:

                                                            YEARS ENDED JUNE 30,
                                                     -----------------------------------
                                                        1997         1996         1995
                                                     ----------   -----------   --------
Noncash transfers from inventories to property and
  equipment........................................  $       --   $   365,756   $129,556
                                                     ==========   ===========   ========
Noncash transfers from property and equipment to
  inventories......................................  $       --   $        --   $ 43,185
                                                     ==========   ===========   ========
Noncash transfer of trade accounts receivable to
  note receivable from related party...............  $       --   $ 2,910,876   $     --
                                                     ==========   ===========   ========
Exchange of notes payable to stockholders for
  Series A preferred stock and Series II
  convertible preferred stock, respectively........  $       --   $        --   $500,000
                                                     ==========   ===========   ========
Conversion of preferred stock and accrued dividends
  to common stock..................................  $       --   $19,692,897   $     --
                                                     ==========   ===========   ========
Issuance of common stock in connection with an
  acquisition......................................  $2,000,000   $ 2,305,884   $     --
                                                     ==========   ===========   ========
Increase in goodwill and income taxes payable......  $       --   $ 1,379,220   $     --
                                                     ==========   ===========   ========

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

  SUPPLEMENTARY FINANCIAL DATA (UNAUDITED):

                                                                     YEAR ENDED JUNE 30, 1997
                                                             -----------------------------------------
                                                              FOURTH     THIRD      SECOND     FIRST
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
                                                             (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
Revenues...................................................   $15,871    $13,543    $11,110    $9,659
Operating income...........................................     4,326      1,507      1,296       154
Net income.................................................     3,226      1,376      1,694       646
Net income per common share and common share equivalent....   $  0.32    $  0.13    $  0.17    $ 0.07
                                                              =======    =======    =======    ======

                                                                   YEAR ENDED JUNE 30, 1996
                                                             -------------------------------------
                                                             FOURTH     THIRD    SECOND     FIRST
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
Revenues...................................................  $11,631   $ 6,986   $ 6,329   $4,434
Operating income (loss)....................................    2,827    (4,594)   (6,036)    (162)
Net income (loss)..........................................    3,385    (4,125)   (5,543)     256
Net income (loss) per common share and common share
  equivalent...............................................  $  0.34   $ (0.45)  $ (0.64)  $ 0.03
                                                             =======   =======   =======   ======

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The response to Item 10, applicable to the Directors of the Company, is incorporated herein by reference to the information to be set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1997. Information concerning executive officers is included in Part I, Item 4.A of this Form 10-K.

     The response to Item 10, applicable to Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     The response to Item 11 is incorporated herein by reference to the information to be set forth under the captions "Report of the Compensation Advisory Committee on Executive Compensation," "Performance Graph" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The response to Item 12 is incorporated herein by reference to the information to be set forth under the captions "Ownership of Principal Stockholders and Certain Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The response to Item 13 is incorporated herein by reference to the information to be set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following are filed as part of this report:

        (a) 1. Consolidated Financial Statements

          The following consolidated financial statements are filed herewith:

           Independent Auditors' Report.

           Consolidated Balance Sheets at June 30, 1997 and 1996.

           Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 1997.

           Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended June 30, 1997.

           Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1997.

           Notes to Consolidated Financial Statements.

          2. Financial Statement Schedule

             Schedule II -- Valuation and Qualifying Accounts

     All other financial statements and schedules not listed above are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

        3. A. Exhibits

     The following exhibits are filed herewith or incorporated herein by reference:

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
 2.1(5)          --  The Agreement and Plan of Merger dated as of October 27,
                     1995 among the Registrant, Evergreen Technologies, Inc.,
                     Jeffrey Siegel and Karen Siegel is incorporated herein by
                     reference to the Exhibit with the same number filed with the
                     Registrant's Form 8-K for November 3, 1995, filed on
                     November 20, 1995.
 2.1.1(4)+ ++    --  Agreement and Plan of Merger dated as of September 30, 1996 among the Registrant, Hunter International, Inc., Larry C.
                     Hunter and Paul Sherman.
 2.2(5)          --  Agreement and Plan of Merger by and among the Registrant,
                     Quesix Software, Incorporated, IMNET California Acquisition
                     Corporation, Leslie H. Wong and Martin Minjoe, dated as of
                     November 28, 1995.
 3.2.2(1)        --  Amended and Restated Certificate of Incorporation of
                     Registrant.
 3.3.1(2)        --  Amended and Restated Bylaws dated September 10, 1996.
 4(1)            --  Form of Common Stock certificate.
10.3.1(5)        --  Amended and Restated Registration Agreement by and among the
                     Registrant and certain stockholders of the Registrant, dated as of May 22, 1992.
10.3.2(1)        --  First Amendment to Amended and Restated Registration
                     Agreement by and among the Registrant and certain
                     stockholders of the Registrant, dated as of March 31, 1993.
10.3.3(1)        --  Second Amendment to Amended and Restated Registration
                     Agreement by and among the Registrant and certain
                     stockholders of the Registrant, dated as of October 18,
                     1993.
10.3.4(1)        --  Third Amendment to Amended and Restated Registration
                     Agreement by and among the Registrant and certain
                     stockholders of the Registrant, dated as of January 13,
                     1995.
10.5(1)          --  Employee Stock Option and Rights Plan.
10.5.1(6)        --  Amendments to IMNET Systems, Inc. Employee Stock Option
                     Rights Plan, adopted September 9, 1996.
10.5.2(7)        --  Forms of Key Employee Stock Options.
10.6(1)          --  1995 Non-Employee Directors Stock Option Plan.
10.6.1(8)        --  IMNET Systems, Inc. Employee Discount Stock Purchase Plan.
10.7.1(1)        --  Form of Incentive Stock Option Agreement used by Registrant in 1994 in connection with the Employee Stock Option Rights
                     Plan.
10.7.2(1)        --  Form of Incentive Stock Option Agreement used by Registrant in 1995 in connection with the Employee Stock Option and
                     Rights Plan.
10.7.3(5)        --  Form of Incentive Stock Option Agreement used by Registrant in 1996 in connection with the Employee Stock Option and
                     Rights Plan.
10.8(1)          --  Form of Indemnification Agreement.
10.9(1)          --  Employment Agreement between the Registrant and Kenneth D.
                     Rardin, dated May 22, 1992, as amended pursuant to an
                     addendum, dated as of January 1, 1995.
10.9.1(2)        --  Second Addendum to Employment Agreement between the
                     Registrant and Kenneth D. Rardin, dated as of September 15,
                     1996.

   EXHIBIT
   NUMBER                                    DESCRIPTION
   -------                                   -----------
10.10.1(1)       --  Incentive Stock Option Agreement between the Registrant and
                     Kenneth D. Rardin, dated as of February 14, 1995.
10.10.2(1)       --  Incentive Stock Option Agreement between the Registrant and
                     Gary D. Bowers, dated February 14, 1995.
10.10.4(1)       --  Incentive Stock Option Agreement between the Registrant and
                     Paul Collins, dated April 19, 1995.
10.18(1)         --  Distributor Agreement between the Registrant and JELCO Data
                     Services, Inc., dated March 29, 1993.
10.19(1)         --  International Distribution Agreement between the Registrant and SG2, dated September 20, 1993.
10.20(1)         --  Value-Added Reseller Agreement between the Registrant and
                     Cerner Corporation, dated September 30, 1994.
10.21(1)         --  Distribution Agreement between the Registrant and IDX
                     Systems Corporation, dated February 15, 1995.
10.22(1)         --  Distribution Agreement between the Registrant and PHAMIS,
                     Inc., dated November 16, 1994.
10.23(1)         --  International Distributor Agreement between the Registrant and Software AG Germany, dated April 10, 1993.
10.26(1)         --  Amendment to Distributor Agreement between the Registrant and SoftNet Systems, Inc., dated June 20, 1995.
10.28(5)         --  Distribution Agreement between the Registrant and Datacom
                     Imaging Systems, Inc., dated as of March 29, 1995.
10.28.1          --  Distribution Agreement between the Registrant and
                     HealthVISION, Inc., dated June 13, 1997.
10.30(5)         --  End-user Equipment Purchase and Software License Terms and
                     Conditions between the Registrant and McLaren Health Care
                     Corporation, dated February 10, 1995, as amended.
10.32(5)         --  Employment Agreement between the Registrant and Raymond L.
                     Brown, dated as of November 17, 1995.
10.33(5)         --  Incentive Stock Option Agreement between Registrant and
                     Raymond L. Brown, dated as of December 1, 1995.
10.35(2)+        --  Manufacturing and Distribution License Agreement between
                     Registrant, SoftNet Systems, Inc. and Micrographic
                     Technology Corporation, dated as of June 30, 1996.
10.36(6)         --  Employment Agreement between the Registrant and James A.
                     Gilbert, dated as of September 10, 1996.
10.37(9)+        --  Value Added Reseller Agreement between the Registrant and
                     ISG Technologies, Inc., dated March 18, 1997.
10.38(10)++      --  Stock Purchase Agreement dated as of June 25, 1997 among
                     Registrant, Advisoft and Stockholder.
11               --  Statement re: Computation of Per Share Earnings.
21               --  Subsidiaries of the Registrant.
23               --  Consent of KPMG Peat Marwick LLP.
27               --  Financial Data Schedule (for SEC use only).

---------------

 (1) Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-1 (No. 33-92130).

 (2) Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.
 (3) Incorporated by reference to the same Exhibit number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.
 (4) Incorporated by reference to the Exhibit 2.1 filed with the Company's Form 8-K dated September 30, 1996, filed on October 15, 1996.
 (5) Incorporated by reference to the same Exhibit number in the Registrant's report on Form S-1 (No. 33-99846).
 (6) Incorporated by reference to the Exhibit with the same number in the Registrant's Form 10-Q dated December 31, 1996, filed on February 13, 1996.
 (7) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19429).
 (8) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19397).
 (9) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated March 18, 1997, filed on April 2, 1997.
(10) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated June 25, 1997.
   + The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.
  ++ In accordance with Item 601(b) (2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

          3.B. Executive Compensation Plans and Arrangements.

 1. Employee Stock Option and Rights Plan (Exhibit 10.5 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
 2. Amendments to IMNET Systems, Inc. Employee Stock Option Rights Plan, adopted September 9, 1996 (Exhibit 10.5.1 hereof, and of the Company's Form 10-Q dated December 31, 1996, filed on February 13, 1996).
 3. Forms of Key Employee Stock Options (Exhibit 10.5.2 hereof, and of the Company's Form S-8 (Reg. No. 333-19429)).
 4. 1995 Non-Employee Directors Stock Option Plan (Exhibit 10.6 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
 5. IMNET Systems, Inc. Employee Discount Stock Purchase Plan (Exhibit 10.6.1 hereof, and of the Company's Form S-8 (Reg. No. 333-19397)).
 6. Form of Incentive Stock Option Agreement used by Registrant in 1994 in connection with the Employee Stock Option and Rights Plan (Exhibit 10.7.1 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
 7. Form of Incentive Stock Option Agreement used by Registrant in 1995 in connection with the Employee Stock Option and Rights Plan (Exhibit 10.7.2 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
 8. Form of Incentive Stock Option Agreement used by Registrant in 1996 in connection with the Employee Stock Option and Rights Plan (Exhibit 10.7.3 hereof, and of the Company's Form S-1 (No. 33-99846)).
 9. Form of Indemnification Agreement (Exhibit 10.8 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
10. Employment Agreement between the Registrant and Kenneth D. Rardin, dated May 22, 1992, as amended pursuant to an Addendum, dated as of January 1, 1995 (Exhibit 10.9 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
11. Second Addendum to Employment Agreement between the Registrant and Kenneth
    D. Rardin, dated as of September 15, 1996 (Exhibit 10.9.1 hereof, and of the Company's Annual Report on Form 10-K for the year ended June 30, 1996).

12. Incentive Stock Option Agreement between the Registrant and Kenneth D. Rardin, dated as of February 14, 1995 (Exhibit 10.10.1 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
13. Incentive Stock Option Agreement between the Registrant and Gary D. Bowers, dated February 14, 1995 (Exhibit 10.10.2 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
14. Incentive Stock Option Agreement between the Registrant and Paul Collins, dated April 19, 1995 (Exhibit 10.10.4 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
15. Employment Agreement between the Registrant and Raymond L. Brown, dated as of November 17, 1995 (Exhibit 10.32 hereof, and of the Company's report on Form S-1 (No. 33-99846)).
16. Incentive Stock Option Agreement between Registrant and Raymond L. Brown, dated as of December 1, 1995 (Exhibit 10.33 hereof, and of the Company's report on Form S-1 (No. 33-99846)).
17. Employment Agreement between the Registrant and James A. Gilbert, dated as of September 10, 1996 (Exhibit 10.36 hereof, and of the Company's Form 10-Q dated December 31, 1996, filed on February 13, 1996).

     (b) Reports on Form 8-K

     The Registrant filed Form 8-K on July 10, 1997, reporting its acquisition of Advisoft Consulting, S.A. on June 25, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMNET SYSTEMS, INC.

                                          By:     /s/ KENNETH D. RARDIN
                                            ------------------------------------
                                                     Kenneth D. Rardin
                                                   Chairman of the Board
                                                and Chief Executive Officer
                                               (Principal Executive Officer)
October 7, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----

                /s/ KENNETH D. RARDIN                  Chairman of the Board and        October 7, 1997
-----------------------------------------------------    Chief Executive Officer
                  Kenneth D. Rardin                      (Principal Executive
                                                         Officer)

                /s/ RAYMOND L. BROWN                   Senior Vice President and        October 7, 1997
-----------------------------------------------------    Chief Financial Officer
                  Raymond L. Brown                       and Secretary (Principal
                                                         Financial and Accounting
                                                         Officer)

                /s/ JAMES A. GILBERT                   President and Chief              October 7, 1997
-----------------------------------------------------    Operating Officer and
                  James A. Gilbert                       Director

                /s/ DANIEL P. HOWELL                   Director                         October 7, 1997
-----------------------------------------------------
                  Daniel P. Howell

                 /s/ JAMES A. GORDON                   Director                         October 7, 1997
-----------------------------------------------------
                   James A. Gordon

                              IMNET SYSTEMS, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                PAGE
                                                                                NO.
                                                                                ----
Schedule II  --   Valuation and Qualifying Accounts...........................

                                                                     SCHEDULE II

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                                                           ADDITIONS
                                                     ---------------------
                                        BALANCE AT   CHARGED TO                              BALANCE
                                        BEGINNING    COSTS AND     OTHER      DEDUCTIONS    AT END OF
DESCRIPTION                             OF PERIOD     EXPENSES    DESCRIBE     DESCRIBE       PERIOD
-----------                             ----------   ----------   --------    ----------    ----------
Year ended June 30, 1995 -- allowance
  for doubtful accounts...............   $ 10,318     $200,758    $     --     $148,033(1)  $   63,043
Year ended June 30, 1996 -- allowance
  for doubtful accounts...............     63,043      259,846      50,000(2)    39,599(1)     333,290
Year ended June 30, 1997 -- allowance
  for doubtful accounts...............    333,290      557,754     237,208(2)    12,612(1)   1,115,640

---------------

(1) Accounts deemed to be uncollectible and written off during the period.
(2) Allowance for doubtful accounts of subsidiary at acquisition date.

                                 EXHIBIT INDEX

   EXHIBIT
    NUMBER                                    DESCRIPTION
   -------                                    -----------
 2.1(5)           --  The Agreement and Plan of Merger dated as of October 27,
                      1995 among the Registrant, Evergreen Technologies, Inc.,
                      Jeffrey Siegel and Karen Siegel is incorporated herein by
                      reference to the Exhibit with the same number filed with the
                      Registrant's Form 8-K for November 3, 1995, filed on
                      November 20, 1995.
 2.1.1(4)+ ++     --  Agreement and Plan of Merger dated as of September 30, 1996 among the Registrant, Hunter International, Inc., Larry C.
                      Hunter and Paul Sherman.
 2.2(5)           --  Agreement and Plan of Merger by and among the Registrant,
                      Quesix Software, Incorporated, IMNET California Acquisition
                      Corporation, Leslie H. Wong and Martin Minjoe, dated as of
                      November 28, 1995.
 3.2.2(1)         --  Amended and Restated Certificate of Incorporation of
                      Registrant.
 3.3.1(2)         --  Amended and Restated Bylaws dated September 10, 1996.
 4(1)             --  Form of Common Stock certificate.
10.3.1(5)         --  Amended and Restated Registration Agreement by and among the
                      Registrant and certain stockholders of the Registrant, dated as of May 22, 1992.
10.3.2(1)         --  First Amendment to Amended and Restated Registration
                      Agreement by and among the Registrant and certain
                      stockholders of the Registrant, dated as of March 31, 1993.
10.3.3(1)         --  Second Amendment to Amended and Restated Registration
                      Agreement by and among the Registrant and certain
                      stockholders of the Registrant, dated as of October 18,
                      1993.
10.3.4(1)         --  Third Amendment to Amended and Restated Registration
                      Agreement by and among the Registrant and certain
                      stockholders of the Registrant, dated as of January 13,
                      1995.
10.5(1)           --  Employee Stock Option and Rights Plan.
10.5.1(6)         --  Amendments to IMNET Systems, Inc. Employee Stock Option
                      Rights Plan, adopted September 9, 1996.
10.5.2(7)         --  Forms of Key Employee Stock Options.
10.6(1)           --  1995 Non-Employee Directors Stock Option Plan.
10.6.1(8)         --  IMNET Systems, Inc. Employee Discount Stock Purchase Plan.
10.7.1(1)         --  Form of Incentive Stock Option Agreement used by Registrant in 1994 in connection with the Employee Stock Option Rights
                      Plan.
10.7.2(1)         --  Form of Incentive Stock Option Agreement used by Registrant in 1995 in connection with the Employee Stock Option and
                      Rights Plan.
10.7.3(5)         --  Form of Incentive Stock Option Agreement used by Registrant in 1996 in connection with the Employee Stock Option and
                      Rights Plan.
10.8(1)           --  Form of Indemnification Agreement.
10.9(1)           --  Employment Agreement between the Registrant and Kenneth D.
                      Rardin, dated May 22, 1992, as amended pursuant to an
                      addendum, dated as of January 1, 1995.
10.9.1(2)         --  Second Addendum to Employment Agreement between the
                      Registrant and Kenneth D. Rardin, dated as of September 15,
                      1996.
10.10.1(1)        --  Incentive Stock Option Agreement between the Registrant and
                      Kenneth D. Rardin, dated as of February 14, 1995.
10.10.2(1)        --  Incentive Stock Option Agreement between the Registrant and
                      Gary D. Bowers, dated February 14, 1995.
10.10.4(1)        --  Incentive Stock Option Agreement between the Registrant and
                      Paul Collins, dated April 19, 1995.

   EXHIBIT
    NUMBER                                    DESCRIPTION
   -------                                    -----------
10.18(1)          --  Distributor Agreement between the Registrant and JELCO Data
                      Services, Inc., dated March 29, 1993.
10.19(1)          --  International Distribution Agreement between the Registrant and SG2, dated September 20, 1993.
10.20(1)          --  Value-Added Reseller Agreement between the Registrant and
                      Cerner Corporation, dated September 30, 1994.
10.21(1)          --  Distribution Agreement between the Registrant and IDX
                      Systems Corporation, dated February 15, 1995.
10.22(1)          --  Distribution Agreement between the Registrant and PHAMIS,
                      Inc., dated November 16, 1994.
10.23(1)          --  International Distributor Agreement between the Registrant and Software AG Germany, dated April 10, 1993.
10.26(1)          --  Amendment to Distributor Agreement between the Registrant and SoftNet Systems, Inc., dated June 20, 1995.
10.28(5)          --  Distribution Agreement between the Registrant and Datacom
                      Imaging Systems, Inc., dated as of March 29, 1995.
10.28.1           --  Distribution Agreement between the Registrant and
                      HealthVISION, Inc., dated June 13, 1997.
10.30(5)          --  End-user Equipment Purchase and Software License Terms and
                      Conditions between the Registrant and McLaren Health Care
                      Corporation, dated February 10, 1995, as amended.
10.32(5)          --  Employment Agreement between the Registrant and Raymond L.
                      Brown, dated as of November 17, 1995.
10.33(5)          --  Incentive Stock Option Agreement between Registrant and
                      Raymond L. Brown, dated as of December 1, 1995.
10.35(2)+         --  Manufacturing and Distribution License Agreement between
                      Registrant, SoftNet Systems, Inc. and Micrographic
                      Technology Corporation, dated as of June 30, 1996.
10.36(6)          --  Employment Agreement between the Registrant and James A.
                      Gilbert, dated as of September 10, 1996.
10.37(9)+         --  Value Added Reseller Agreement between the Registrant and
                      ISG Technologies, Inc., dated March 18, 1997.
10.38(10)++       --  Stock Purchase Agreement dated as of June 25, 1997 among
                      Registrant, Advisoft and Stockholder.
11                --  Statement re: Computation of Per Share Earnings.
21                --  Subsidiaries of the Registrant.
23                --  Consent of KPMG Peat Marwick LLP.
27                --  Financial Data Schedule (for SEC use only).

---------------

 (1) Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-1 (No. 33-92130).
 (2) Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.
 (3) Incorporated by reference to the same Exhibit number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.
 (4) Incorporated by reference to the Exhibit 2.1 filed with the Company's Form 8-K dated September 30, 1996, filed on October 15, 1996.

 (5) Incorporated by reference to the same Exhibit number in the Registrant's report on Form S-1 (No. 33-99846).
 (6) Incorporated by reference to the Exhibit with the same number in the Registrant's Form 10-Q dated December 31, 1996, filed on February 13, 1996.
 (7) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19429).
 (8) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19397).
 (9) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated March 18, 1997, filed on April 2, 1997.
(10) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated June 25, 1997.
   + The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.
  ++ In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.