Form 10-K/A
period 1997-06-30
IMNET SYSTEMS INC
filed 1997-10-28
CIK 893329

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1997
                                       OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

                         Commission file number 0-26306

                               IMNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        39-1730068
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

     3015 Windward Plaza, Windward Fairways II,
                  Atlanta, Georgia                              30005-7448
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $169,720,662 at October 23 1997 (8,344,182 shares). The number of common shares outstanding at October 23, 1997 was 9,760,698 (exclusive of treasury shares).

         In filing the Annual Report on Form 10-K of IMNET Systems, Inc. (the "Registrant"), the Registrant incorporated certain of the information required by Part III by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders. The Registrant's Proxy Statement for the Annual Meeting of Stockholders will not be filed within the 120 day period following the end of the Registrant's fiscal year ended June 30, 1997. In addition, the consent of the Registrant's auditors requires amendment to reflect two additional Registration Statements on Form S-8. Accordingly, the undersigned registrant hereby amends Parts III and IV of its Annual Report on Form 10-K as set forth below:


                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

         The Registrant's directors and their ages as of October 27, 1997 are as follows:

NAME OF NOMINEE                     SERVICE AS
                         AGE        DIRECTOR          POSITION
Kenneth D. Rardin        47         Since 1992        Chairman of the Board and Chief Executive Officer
James A. Gilbert         49         Since 1996        President, Chief Operating Officer and Director
Daniel P. Howell         45(1)      Since 1992        Director
James A. Gordon          48(1)      Since 1992        Director

                 1 Member of the Audit Committee and the Compensation Advisory Committee.

         Mr. Rardin has been Chairman of the Board and Chief Executive Officer of the Registrant since October 1992, when the Registrant acquired certain assets of IMGE, Inc. and certain of its subsidiaries (collectively, "IMGE"). He was also President of the Registrant from October 1992 until the appointment of Mr. Gilbert as President in September 1996. Mr. Rardin has over 25 years of experience in the computer software field. Beginning in late 1990 until the consummation of the 1992 IMGE acquisition (the "1992 Acquisition"), he was Chief Executive Officer of IMGE. From 1989 to 1990, Mr. Rardin was a self-employed consultant in the computer and data communications industries. From 1986 to 1989, Mr. Rardin served as President and Chief Executive Officer of GMD, Inc., a provider of systems which integrated design and manufacturing automation with business systems. From 1983 to 1986, Mr. Rardin was President and Chief Executive Officer of FutureSoft Synergies, Inc., a venture capital investment and management company. From 1977 to 1982, Mr. Rardin was Chief Operating Officer of Software AG of North America. During such time, Software AG of North America grew from a small private software company to one of the industry's largest publicly-held international software companies.

         Mr. Gilbert was appointed a Director, President and Chief Operating Officer in September 1996. Prior to joining IMNET, Mr. Gilbert held several positions over eight years at HBO & Company ("HBOC"). Since 1995, he was Senior Vice President and General Counsel, with operational responsibility for several product groups. From 1988 to 1995 he served as Vice President. Prior to his eight-year tenure at HBOC, Mr. Gilbert was a partner with the Atlanta law firm of Hansell and Post.

         Mr. Howell has been a director of the Registrant since 1992. He is a principal and the Executive Vice President of Mesirow Private Equity Investments, Inc., and the Vice President of Mesirow Financial Services, Inc. in Chicago. Mesirow Private Equity Investments, Inc. manages in excess of $200 million in equity capital. He joined Mesirow in 1986. He has an M.B.A. from the University of Wisconsin-Madison and a B.A. from Lawrence University. Mr. Howell serves as a director and a member of the compensation committee of Microware Systems Corporation.

         Mr. Gordon has been a director of the Registrant since 1992. He is the principal of Gordon Management, Inc., which he founded in 1992 to serve as the general partner of Edgewater Private Equity Fund, L.P., a $100 million private equity and venture capital investment fund. From 1971 through 1992, he served as the president and owner of Gordon's Wholesale, Inc. ("GWI"). In 1982, Mr. Gordon engineered a leveraged buy-out of his personal and family interests in GWI and sold GWI to a European multinational corporation in 1986. Mr. Gordon has been active in the private equity markets since 1982 and has completed numerous transactions since that time. He serves on the boards of directors of Advanced Photonix, a public company; Pride Industries; Microware Systems Corporation; Pangea, Inc. and DAC Vision, Inc. He also serves as Chairman of the Investment Committee at Grinnell College and is an Advisory member of the National Committee for the Performing Arts. Mr. Gordon is a graduate of Northwestern University.

         TERMS OF OFFICE.

         Each of the Registrant's directors will hold office until the Registrant's Annual Meeting of Stockholders or until his successor is duly elected and qualified. All executive officers of the Registrant serve at the discretion of the Board of Directors.

         SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Registrant believes that with respect to fiscal year 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that the grants of 3760 shares to Messrs.
Howell and Gordon were inadvertently not reported on their respective Form 5 filings for the year ending June 30, 1997. Amended Forms 5 have been filed.

ITEM 11. EXECUTIVE COMPENSATION

         DIRECTOR COMPENSATION

         The Registrant pays directors who are not full-time employees of the Registrant an annual fee of $5,000 for service on the Board of Directors and a fee of $500 for each Board meeting attended. Directors are entitled to reimbursement of their traveling costs and other out-of-pocket expenses incurred in attending Board and Committee meetings. Additionally, directors who are not members of the Compensation Advisory Committee are eligible to participate in the Registrant's Employee Stock Option and Rights Plan (the "1993 Plan"). Pursuant to the terms of the 1995 Non-Employee Directors Stock Option Plan (the "1995 Plan"), non-employee directors will receive options to acquire 3,760 shares of Common Stock on the first business day after the Annual Meeting of Stockholders, at the closing price of the Registrant's Common Stock on the date prior to the grant of the option. Pursuant to the 1995 Plan, Mr. Gordon and Mr. Howell each received options to 3,760 shares of Common Stock on December 20, 1996 at a price of $22.50 per share. All options granted under the 1995 Plan become exercisable one year after the date of grant, provided the director has attended at least 75% of the sum of all meetings of the Board of Directors and any committees on which that director serves, from the date of grant to such anniversary date. No option granted pursuant to the Plan may be exercised later than five years following the date of grant thereof.

                             EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Registrant to the Registrant's Chief Executive Officer, and the four other most highly paid executive officers of the Registrant in 1997 (the "Named Executive Officers"). The information presented is for the fiscal years ended June 30, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE


                                                                               LONG TERM
                                                                            COMPENSATION
                                                                               AWARDS
                                    FISCAL YEAR                              SECURITIES
                                       ENDED              ANNUAL             UNDERLYING            ALL OTHER
NAME AND PRINCIPAL POSITION           JUNE 30,          COMPENSATION         OPTIONS(#)         COMPENSATION($)
                                                 SALARY($)    BONUS($)

Kenneth D. Rardin                       1997     315,363      792,854(7)            105,000        12,508(1)
  Chief                                 1996     324,118      248,955               193,984        11,763(2)
  Executive Officer..............       1995     281,265      ---                   150,400        11,273(3)

James L. Gilbert                        1997     184,225(4)   148,258(8)            400,000           ---
  President and Chief                   1996     ----         ---                       ---           ---
  Operating       Officer........       1995     ----         ---                       ---           ---
Thomas D. Underwood                     1997     155,545      51,519(9)              40,000           ---
  Senior Vice President -               1996     139,692(5)   55,975                 50,000           ---
Technical         Operations.....       1995     ---          ---                       ---           ---
Raymond L. Brown                        1997     145,649      48,498(10)             25,000           ---
  Senior Vice President                 1996     77,538(6)    40,113                 50,000           ---
  and Chief Financial                   1995     ---          ---                       ---           ---
Officer.....
Gary D. Bowers                          1997     134,510      45,864(11)             15,000           ---
  Senior Vice President -Business       1996     145,192      38,438                 23,647           ---
  Development..........                 1995     113,161      31,997                 18,800           ---
--------------------------------

(1) The amounts shown reflect the dollar value of disability ($7,309) and life insurance ($5,199) premiums paid by the Registrant.

(2) The amounts shown reflect the dollar value of disability ($9,370) and life insurance ($2,393) premiums paid by the Registrant.

(3)  Reflects  the  dollar  value of  disability  ($7,309)  and  life  insurance
     ($3,964)  premiums  paid by the  Registrant.

4)   Mr. Gilbert joined the Registrant in September 1996.

(5)  Mr. Underwood joined the Registrant in July 1995.

(6)  Mr. Brown joined the Registrant in November 1995.

(7) Includes $500,916 deferred under the Registrant's Deferred Compensation Plan. See "Deferred Compensation Plan."

(8) Includes $79,027 deferred under the Registrant's Deferred Compensation Plan. See "Deferred Compensation Plan."

(9) Includes $17,809 deferred under the Registrant's Deferred Compensation Plan. See "Deferred Compensation Plan."

(10) Includes $37,380 deferred under the Registrant's Deferred Compensation Plan. See "Deferred Compensation Plan."

(11) Includes $17,702 deferred under the Registrant's Deferred Compensation Plan. See "Deferred Compensation Plan."


         OPTION GRANTS TABLE

         The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended June 30, 1997. No separate stock appreciation rights ("SARs") were granted during fiscal 1997.


                                                OPTION GRANTS IN FISCAL 1997
                                                      INDIVIDUAL GRANTS

                                               INDIVIDUAL GRANTS
                      --------------------------------------------------------------------
                                                                                              Potential Realizable
                           Number of           % of Total                                   Value at Assumed Annual
                           Securities            Options                                      Rates of Stock Price
                           Underlying          Granted to        Exercise                   Appreciation for Option
                            Options           Employees in         Price      Expiration            Term(2)
Name                     Granted(#)(1)         Fiscal Year       ($/share)       Date             5%($)       10%($)
---------------------- -------------------   ----------------   ------------  ------------  -------------------------

Kenneth D. Rardin                 105,000             14.1%         $15.75    09/09/06       1,040,034    2,635,652
James A. Gilbert                  250,000(3)          34.5%          15.75    09/09/06       2,476,273    6,275,361

                                  150,000(4)          20.7%          21.25    09/09/06         660,764    2,940,217

Thomas D. Underwood                40,000              5.5%           15.75   09/09/06         396,204    1,004,058
Raymond L. Brown                   25,000              3.4%           15.75   09/09/06         247,627      627,536
Gary D. Bowers                     15,000                2%           15.75   09/09/06         148,576      376,522
-----------------------


(1) Except as noted in footnotes 3 and 4 below, the options will become exercisable at the rate of 20% per year from the date of grant and have 10-year terms so long as the optionee's employment with the Registrant continues. The exercise price of each option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Compensation Advisory Committee of the Board of Directors. The exercise price may be paid in cash or, at the option of the Compensation Advisory Committee, in shares of Common Stock valued at fair market value on the exercise date.

(2) Future value of current-year grants assuming appreciation in the market value of the Common Stock of 5% and 10% per year over the 10-year option period. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

(3)  Exercisable in full as of the first anniversary of the date of grant.

(4) Exercisable at the rate of 25% per year commencing on the second anniversary of the date of the grant.

         OPTION EXERCISES AND YEAR-END VALUE TABLE

         None of the Named Executive Officers has held or exercised separate SARs. The following table sets forth certain information regarding options exercised during the fiscal year ended June 30, 1997 by, and unexercised options held at fiscal year end by, each of the Named Executive Officers.

                                        FISCAL 1997 YEAR-END OPTION VALUES

                           SHARES                        NUMBER OF SECURITIES
                          ACQUIRED                      UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                             ON           VALUE       OPTIONS AT 1997 FISCAL YEAR   IN-THE-MONEY OPTIONS AT 1997
                          EXERCISE       REALIZED               END(#)                  FISCAL YEAR END($)(1)
        NAME                (#)            ($)         EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE
---------------------   -------------   -----------  ------------------------------ ------------------------------
Kenneth D. Rardin            0              0               120,743/383,749              2,350,724/6,070,818
James A. Gilbert             0              0                  0/400,000                     0/5,299,000
Thomas D. Underwood          0              0                10,000/80,000                148,050/1,204,600
Raymond L. Brown             0              0                10,000/65,000                 98,100/775,150
Gary D. Bowers               0              0                17,502/48,698                 353,582/767,936
-----------------

(1) Calculated based on the $31.06 estimated fair market value of the underlying securities as of June 30, 1997.

         EMPLOYMENT AGREEMENTS

         The Registrant entered into an employment agreement with Mr. Rardin in May 1992, which was amended in July 1995, and again in May 1996. It extends through December 31, 1999. The employment agreement, as amended, establishes Mr. Rardin's base salary at $303,132, subject to adjustment upward in accordance with the Consumer Price Index (the "CPI"). Under the agreement, the Registrant also has agreed to pay the premiums with respect to certain life and disability insurance for Mr. Rardin. The agreement may be terminated by the Registrant with or without cause or upon Mr. Rardin's death or his inability to perform his duties on a substantially full-time basis on account of disability or incapacity for a period of six or more months. The agreement also contains a one-year non-competition provision. The agreement provides that Mr. Rardin is to be nominated for election as a director of the Registrant for so long as he is employed full time by the Registrant. Mr. Rardin is also entitled to receive bonuses provided that the Registrant achieves certain earnings targets, and is entitled to participate in insurance and other benefit, pension or health plans provided by the Registrant to its key executive employees. Mr. Rardin is entitled to severance through December 31, 1999 upon termination of his employment prior to January 1, 1999 by reason of: (i) termination by the Registrant other than for cause; or (ii) at the election of Mr. Rardin within the six month period following a Severance Event. A Severance Event includes:
(a) the occurrence of material changes made without the written consent of Mr. Rardin which diminish the position, title, authority, compensation or scope of authority enjoyed by Mr. Rardin as of the date the employment agreement was executed; (b) the occurrence of a transaction involving the Registrant whereby, following the consummation thereof, (1) 51% of the Registrant's outstanding voting shares will have been acquired by a third party or parties in a transaction or series of transactions effected with the purpose or effect of accomplishing a change in control of the Registrant or (2) the Registrant will have disposed of to a third party substantially all of the assets or business or entered into a substantially similar transaction; or (c) the occurrence of certain bankruptcy or insolvency events involving the Registrant (a "Bankruptcy Event"). In the event that Mr. Rardin's employment with the Registrant is terminated on or after January 1, 1999 for any of the reasons set forth above, Mr. Rardin is entitled to severance for a period of 12 months from the date of termination of his employment. The severance to which Mr. Rardin is entitled includes continued compensation payments at the base salary rate in effect at the time of the termination of employment, continued ability to participate in life or death benefit plans, continued life and disability insurance, and continued ability to participate in employee fringe benefit and pension plans, each as Mr. Rardin would have been entitled to receive during the term of his employment. In the event that Mr. Rardin's employment with the Registrant terminates by reason of: (A) termination by the Registrant other than for cause;
(B) disability; (C) death; or (D) the Severance Events described above, Mr. Rardin is entitled to receive a pro rata portion of the bonus which he would otherwise have been entitled to receive, prorated to reflect the actual number of days worked by Mr. Rardin during such fiscal year.

         Messrs. Gilbert, Underwood, Brown, and Bowers have entered into employment agreements with the Registrant dated September 10, 1996, July 5, 1995, November 17, 1995, and May 22, 1992, respectively. The agreements are terminable at any time upon three months' written notice by either party;
automatically in the event of the death of the employee; immediately upon written notice if termination is for cause as defined therein and at any time upon the mutual agreement of the Registrant and the employee. The agreements established original base salary rates for Mr. Gilbert, Mr. Underwood, Mr. Brown, and Mr. Bowers, each subject to annual adjustments tied to increases in the Consumer Price Index (the "CPI"). As a result of subsequent increases in the CPI and merit raises, Mr. Gilbert's annual salary is currently $250,000, Mr. Underwood's current annual salary is $158,307, Mr. Brown's current annual salary is $148,235, and Mr. Bower's current annual salary is $139,455. Mr. Gilbert also received a one-time bonus of $100,000 payable over twelve months. Each of the employees is eligible to receive incentive bonuses under bonus plans to be determined by the Chief Executive Officer of the Registrant for senior level executives of the Registrant, with grants of any such bonuses being made in the sole discretion of the Board of Directors. Each employee is entitled to receive six months (or in the case of Mr. Gilbert twelve months) severance pay at the monthly rate of their respective then-current base salaries upon termination of his employment for any reason other than cause and, with respect to Mr. Bowers, in the event Mr. Rardin's employment with the Registrant is terminated and such employee elects to terminate his employment within 30 days thereafter, provided such severance terminates upon acceptance by such employee of full-time employment with a subsequent employer during the six month severance period. Mr. Gilbert's, Mr. Underwood's, and Mr. Brown's agreement contains a one-year non-competition provision, while Mr. Bowers' agreement contains a six month non-competition provision.

         Each of the Named Executive Officers has elected to defer a portion of his bonus under the Registrant's Deferred Compensation Plan. See "Deferred Compensation Plan."

         DEFERRED COMPENSATION PLAN

         The Registrant provides non-qualified deferred compensation arrangements for certain executive officers, including Messrs. Rardin, Gilbert, Underwood, Brown and Bowers, whereby the executive can elect to defer a portion of the cash compensation he would otherwise be entitled to receive. The purpose of these arrangements is to assist in the retention of these executives by allowing a portion of their total compensation to be deferred. Each executive officer negotiated the deferred compensation component of his compensation package with the Registrant and elected to defer all or a portion of his bonus compensation (deferrals of regular salary compensation are also permitted). The amounts are deferred pursuant to the IMNET Systems, Inc. Amended and Restated Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan") dated as of June 30, 1997. For fiscal 1997, the amount of bonus compensation deferred under the Deferred Compensation Plan was $500,916, $79,027, $17,809, $37,380 and $17,702 for Mr. Rardin, Gilbert, Underwood , Brown and Bowers, respectively.


         Under the Deferred Compensation Plan, participants in the plan ("Participants") choose from several investment options in which the amounts deferred will be deemed invested. The amount of payments ultimately received by the executive will depend on the amounts deferred and the investment performance of these deemed investment options. The Registrant is not required to actually invest any funds in accordance with the employee's investment choices. The Deferred Compensation Plan is intended to be treated as an unfunded "top hat" plan that is not subject to ERISA. Prior to termination of employment, Participants must elect a payout schedule. Participants may elect a lump sum within 60 days of termination of employment, or in installments over a 5-year, 10-year or 15-year period. Participants may also select an option which accelerates payments in the event there is a change of control of the Registrant. Messrs. Rardin, Gilbert, Underwood, Brown and Bowers each selected the option accelerating payments in the event of a change in control.


         The Deferred Compensation Plan is administered by a Committee consisting of Messrs. Rardin, Gilbert, Brown, and Bowers. Since deferred compensation is accrued and paid in accordance with provisions of the Deferred Compensation Plan, no additional determinations with respect to this compensation component are made by the Compensation Committee.

EXECUTIVE SPLIT DOLLAR LIFE INSURANCE PROGRAM


         In October 1997, the Registrant implemented a split dollar life insurance program for certain executives, including Messrs. Rardin, Gilbert, Underwood, Brown, and Bowers. This program obligates the Registrant to obtain a life insurance policy ("Policy") insuring the life of the executive which will provide a minimum specified dollar amount in death benefits (called the "Minimum Death Benefit"). The Registrant will pay all the insurance premiums required under the Policies. Ownership of the Policy is "split" between the Registrant and the Participants. The Registrant has the right of ownership of the net cash value of the Policy and has the right to receive from any death benefit the greater of (a) total premiums paid by the Registrant under the Policy, and (b) net cash surrender value of the Policy on the date of death of the Participant. The Participant has the right to designate the death benefit beneficiary for the portion of the death benefit in excess of the Registrant's interest described above. This portion of the death benefit must at all times equal or exceed the Minimum Death Benefit. The Minimum Death Benefit under the program is $925,000, $160,000, $90,000, $160,000 and $80,000 and for Mr. Rardin, Gilbert, Underwood,
Brown and Bowers, respectively.


         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997, Messrs. Howell, and Gordon served as members of the Compensation Advisory Committee. No member of the Committee is an employee, officer, or former officer of the Registrant, although Mr. Howell served as Secretary of the Registrant without compensation for such services until November 6, 1996. John I. Jellinek also served on the Compensation Advisory Committee until his resignation as a director on August 22, 1996.

         The Registrant entered into a distribution agreement with SoftNet Systems, Inc. ("SoftNet") in March 1993. SoftNet is a software and services company for which Mr. John I. Jellinek served, at that time, as President and Chief Executive Officer. Mr. John J. McDonough served, at that time, as Chairman of the Board of Directors of SoftNet. Messrs. Jellinek and McDonough were directors of the Registrant until August 22, 1996 and August 20, 1996, respectively. According to SoftNet's SEC filings, effective as of November 1996, SoftNet's Board of Directors serves as its compensation committee such that all its directors are compensation committee members. Mr. Gordon served as a director and compensation committee member of SoftNet until September 1996. The Registrant and SoftNet entered into an amendment to the distribution partner agreement in June 1995 pursuant to which SoftNet agreed to purchase certain hardware and software from the Registrant at an aggregate purchase price of approximately $2.0 million, payable in four equal installments due at the end of each calendar quarter, the first of which was due January 1, 1996, and was paid in February 1996. The Registrant recorded revenues and trade receivables of $485,000 in fiscal 1995 pursuant to this arrangement. The remaining $1,515,000 was recognized in fiscal 1996.

         On June 30, 1996, the Registrant entered into certain agreements with SoftNet and an affiliated company which provided for the grant of exclusive worldwide manufacturing rights and nonexclusive distribution rights with respect to markets other than healthcare, as defined, for the IMNET MegaSAR Microfilm Jukebox, the Registrant's proprietary microfilm storage device. The terms of the agreements included an obligation by SoftNet to pay the Registrant nonrefundable license fees of $1,000,000, representing the license fees. These nonrefundable license fees were recognized as revenue by the Registrant in the year ended June 30, 1996. The terms of the agreements also provided for SoftNet to pay the Registrant a fixed license fee per unit for all units manufactured, and a provision for SoftNet to purchase, at carrying value, the Registrant's remaining raw materials inventories on an as-needed basis.

         Simultaneously with the execution of the manufacturing and distribution rights agreements and the second amendment to the distribution agreement, the Registrant converted all amounts due from SoftNet into a secured note receivable from SoftNet bearing interest at the prime rate plus 2%, due upon the earlier of
(1) the sale of IMNET Common Stock owned by SoftNet, or (2) June 29, 1997. The note receivable was fully secured at June 30, 1996 by 112,913 shares of IMNET Common Stock owned by SoftNet and held as collateral by the Registrant. On September 24, 1996, the Registrant received a $2.5 million cash payment on the $2.9 million note receivable from SoftNet and released the collateral the Registrant held under the note, and SoftNet sold its shares of IMNET Common Stock.


         In July, 1997, the Registrant and SoftNet amended the distributor agreement referred to above. The Registrant agreed to a credit related to disputed amounts of $177,000 and accepted property valued at $71,000 in partial satisfaction of the remaining amount due, and SoftNet executed a new unsecured note receivable for the remaining balance of $161,000, which bears interest at the rate of 6.07% per annum, which has been included in prepaid expenses and other current assets in the accompanying 1997 consolidated balance sheet. No payments of principal or interest have been made as of the date of this Report. In addition, SoftNet agreed to manufacture the MegaSAR based on an order from the Registrant for which a certain portion of the payment for each MegaSAR delivered to the Registrant will be applied against the balance of the note due the Registrant. The largest aggregate balance amount of indebtedness under SoftNet's notes receivable during fiscal 1997 was $2.9 million.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Registrant's Common Stock as of October 23, 1997 by:
(i) each person (or group of affiliated persons) known by the Registrant to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) the Named Executive Officers who beneficially own shares of the Registrant's Common Stock; (iii) each director of the Registrant; and (iv) all of the Registrant's executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Registrant believes that the persons named in this table have sole voting and investment power with respect to all the shares of Common Stock indicated.


                                                     BENEFICIAL OWNERSHIP
BENEFICIAL OWNER                                    AS OF OCTOBER 23, 1997
                                                       SHARES       PERCENTAGE

Edgewater Private Equity Fund, L.P.(1).............    644,396        6.6%
Mesirow Capital(2).................................    644,396        6.6
Kenneth D. Rardin(3) ..............................    271,573        2.7
James A. Gilbert (4) ..............................    258,842        2.6
Gary D. Bowers(5)..................................     34,268         *
Thomas D. Underwood (6)............................     23,400         *
Raymond L. Brown(7)................................     15,649         *

James A. Gordon(1)(8)..............................    651,916        6.7
Daniel P. Howell(2)(8).............................    651,916        6.7

All officers and directors as a group (9 persons)
(1) (2)(9).........................................  1,931,293       18.8

Mellon Bank Corporation(10)                             661,000       6.8
Waddell & Reed, Inc.(11)                                567,000       5.8
-----------------

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

(2) The shares beneficially owned include 520,287 shares held by Mesirow V and 124,109 shares held by Mesirow VI. Mr. Howell is a principal and the Executive Vice President of Mesirow Private Equity Investments, Inc., the General Partner of Mesirow V and Mesirow VI. Mr. Howell may therefore be deemed to be the beneficial owner of the shares held by Mesirow V and Mesirow VI. The address of Mesirow Private Equity Investments is 350 North Clark Street, Chicago, Illinois 60610.

(3) Includes 3,760 shares held by Mr. Rardin's daughter. Also includes options to purchase 164,065 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 340,427 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(4) Includes options to purchase 250,000 shares which are either currently exercisable or which become exercisable within 60 days of this Report. Does not include 150,000 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(5) Includes options to purchase 20,501 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 45,699 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(6) Includes options to purchase 23,400 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 66,600 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(7) Includes options to purchase 15,000 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 60,000 shares subject to outstanding options, which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(8) Includes options to purchase 7,520 shares which are either currently exercisable or which become exercisable within 60 days of the date of this Report.

(9) Includes options to purchase 541,017 shares which are currently exercisable or which become exercisable within 60 days of the date of this Report. Does not include 711,215 shares subject to outstanding options which options are not currently exercisable and will not become exercisable within 60 days of the date of this Report.

(10) Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission. The address of Mellon Bank is c/o Mellon Bank Corporation, One Mellon Bank Center, Pittsburgh, Pennsylvania 15258. Includes shares held by the following subsidiaries: Mellon Bank, N.A. (645,000 shares) and the Dreyfuss Corporation (610,000 shares).

(11) Based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission. The address of Waddell & Reed, Inc. is Post Office Box 29217, 6300 Lamar Avenue, Overland, Kansas 66202-4200. Includes shares held be the following additional group members: Liberty National Life insurance Company, Waddell & Reed Financial Services, Inc., Torchmark Corporation, and United Investors Management Company. The nature of the group members' affiliations and shareholdings was not disclosed in the Schedule 13G.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1992 and January 1994, the Registrant loaned $75,000 and $30,000, respectively, to Mr. Rardin, the Chairman of the Board and Chief Executive Officer of the Registrant. Such loans were evidenced by unsecured promissory notes which are payable as follows: the $75,000 note accrued no interest for two years from the date of issuance, and accrued interest thereafter at a rate of 10% per annum. The $30,000 note accrued interest from the date of issuance at a rate of 10% per annum and was initially due by January 31, 1996. The notes were amended to extend the due date for all payments of principal and interest to September 30, 1997. Pursuant to the terms of such notes, bonuses earned by Mr. Rardin pursuant to certain provisions of his employment agreement were to be applied against amounts due under those notes. No bonuses were earned pursuant to these provisions. The aggregate balance of these loans as of June 30, 1997 and the largest aggregate amount of indebtedness owed to the Registrant by Mr. Rardin during fiscal year 1997 was $105,000 plus interest of $34,150. On June 30, 1997 the amount of $139,150, including accrued interest, representing the largest aggregate amount due from the dates of the loans through such date was offset from bonuses earned by Mr. Rardin in the fiscal year ended June 30, 1997.


         In September 1996, James A. Gilbert became President and Chief Operating Officer and a director of the Registrant. Prior to September 1996, Mr. Gilbert was an executive officer of HBOC. HBOC is the Registrant's largest Healthcare Information Systems distribution partner. During fiscal 1997, HBOC accounted for 31% of the Registrant's revenues ($31.5 million). As part of its agreements with HBOC, the Registrant assumed certain customer support and conversion obligations with respect to HBOC customers currently using HBOC's First Perspective product line. The Registrant has accrued $3.0 million to reflect its estimate of the cost of converting the First Perspective customers to the Registrant's products. The HBOC alliance provided for a seven year term and five equal payments to HBOC totaling $3.0 million, beginning upon execution of the agreements through March 1997. Payments of $600,000 were made to HBOC by the Registrant in September 1996, and a payment of $1.2 million in December 1996. In fiscal 1997, the Registrant recorded a non-recurring charge of $4.6 million to the Registrant's consolidated statement of operations and capitalized the remaining $1.4 million as an intangible asset related to the Registrant's valuation of the margin on the maintenance and support revenues expected from the First Perspective customers. The Registrant has classified the remaining $
1.7 million in estimated conversion costs, net of conversion costs incurred through June 30, 1997, in accrued expenses in its June 30, 1997 consolidated balance sheet.


         Mr. Gilbert's employment agreement, effective as of September 10, 1996, provides that if he is required to pay an excise tax resulting from the acceleration of his non-qualified stock option to acquire 400,000 shares of Common Stock, then the Registrant will reimburse Mr. Gilbert an amount equal to such excise tax, in cash or Registrant Common Stock, but not to exceed an amount equal to the value of 50,000 shares of the Registrant's outstanding Common Stock as of a specified date.

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

     3. A. Exhibits

     The following exhibits are filed herewith or incorporated herein by reference:

  EXHIBIT
  NUMBER                                              DESCRIPTION

2.1(5)      --  The Agreement and Plan of Merger dated as of October 27, 1995 among the Registrant, Evergreen Technologies, Inc., Jeffrey
                Siegel and Karen Siegel is incorporated herein by reference to the Exhibit with the same number filed with the Registrant's
                Form 8-K for November 3, 1995, filed on November 20, 1995.
2.1.1(4)+++ --  Agreement and Plan of Merger dated
                as  of  September  30,  1996  among  the
                Registrant, Hunter International,  Inc.,
                Larry C.
                Hunter and Paul Sherman.
2.2(5)      --  Agreement and Plan of Merger by and among the Registrant,
                Quesix  Software,   Incorporated,  IMNET
                California   Acquisition    Corporation,
                Leslie H. Wong and Martin Minjoe,  dated
                as of November 28, 1995.
3.2.2(1)    --  Amended and Restated Certificate of Incorporation of Registrant.
3.3.1(2)    --  Amended and Restated Bylaws dated September 10, 1996.
4(1)        --  Form of Common Stock certificate.
10.3.1(5)   --  Amended and Restated Registration Agreement by and among the
                 Registrant and certain stockholders of the Registrant, dated as of May 22, 1992.
10.3.2(1)   --   First   Amendment   to  Amended  and
                 Restated  Registration  Agreement by and
                 among   the   Registrant   and   certain
                 stockholders of the Registrant, dated as
                 of March 31, 1993.
10.3.3(1)   --   Second   Amendment  to  Amended  and
                 Restated  Registration  Agreement by and
                 among   the   Registrant   and   certain
                 stockholders of the Registrant, dated as
                 of October 18, 1993.
10.3.4(1)   --   Third Amendment to Amended and Restated Registration Agreement
                 by and among the Registrant and certain stockholders of the
                 Registrant, dated as of January 13, 1995
10.5(1)     --   Employee Stock Option and Rights Plan.
10.5.1(6)   --   Amendments to IMNET Systems, Inc. Employee Stock Option Rights
                 Plan, adopted September 9, 1996.
10.5.2(7)   --   Forms of Key Employee Stock Options.
10.6(1)     --   1995 Non-Employee Directors Stock Option Plan.
10.6.1(8)   --   IMNET Systems, Inc. Employee Discount Stock Purchase Plan.
10.7.1(1)         Form of Incentive Stock Option Agreement used by Registrant in
                 1994 in connection with the Employee Stock Option Rights Plan.
10.7.2(1)   --  Form  of   Incentive   Stock  Option
                 Agreement  used by Registrant in 1995 in
                 connection   with  the  Employee   Stock
                 Option and Rights Plan.
10.7.3(5)        --  Form  of   Incentive   Stock  Option
                 Agreement  used by Registrant in 1996 in
                 connection   with  the  Employee   Stock
                 Option and Rights Plan.
10.8(1)          Form of Indemnification Agreement.
10.9(1)          Employment Agreement between the Registrant and Kenneth D.
                 Rardin, dated May 22, 1992, as amended pursuant to an addendum, dated as of January 1, 1995.
10.9.1(2)         Second Addendum to Employment Agreement between the Registrant and Kenneth D. Rardin, dated as of September 15, 1996.
10.10.1(1)  -      Incentive Stock Option Agreement between the Registrant and
                 Kenneth D. Rardin, dated as of February 14, 1995.
10.10.2(1)  -      Incentive Stock Option Agreement between the Registrant and
                 Gary D. Bowers, dated February 14, 1995.
10.10.4(1)  -      Incentive Stock Option Agreement between the Registrant and
                 Paul Collins, dated April 19, 1995.
10.18(1)         Distributor Agreement between the Registrant and JELCO Data
                 Services, Inc., dated March 29, 1993.
10.19(1)         International Distribution Agreement between the Registrant and
                 SG2, dated September 20, 1993.
10.20(1)          Value-Added Reseller Agreement between the Registrant and
                 Cerner Corporation, dated September 30, 1994.
10.21(1)         Distribution Agreement between the Registrant and IDX Systems
                 Corporation, dated February 15, 1995.
10.22(1)         Distribution Agreement between the Registrant and PHAMIS, Inc., dated November 16, 1994.
10.23(1)         International Distributor Agreement between the Registrant and
                 Software AG Germany, dated April 10, 1993.
10.26(1)          Amendment to Distributor Agreement between the Registrant and
                 SoftNet Systems, Inc., dated June 20, 1995.
10.28(5)          Distribution Agreement between the Registrant and Datacom
                 Imaging Systems, Inc., dated as of March 29, 1995.
10.28.1*    -    Distribution Agreement between the Registrant and HealthVISION,
                 Inc., dated June 13, 1997.
10.30(5)         End-user Equipment Purchase and Software License Terms and
                 Conditions between the Registrant and McLaren Health Care
                 Corporation, dated February 10, 1995, as amended.
10.32(5)         Employment Agreement between the Registrant and Raymond L.
                 Brown, dated as of November 17, 1995.
10.33(5)         Incentive Stock Option Agreement between Registrant and Raymond
                 L. Brown, dated as of December 1, 1995.
10.35(2)+        Manufacturing and Distribution License Agreement between
                 Registrant, SoftNet Systems, Inc. and Micrographic Technology
                 Corporation, dated as of June 30, 1996.
10.36(6)         Employment Agreement between the Registrant and James A.
                 Gilbert, dated as of September 10, 1996.
10.37(9)+        Value Added Reseller Agreement between the Registrant and ISG
                 Technologies, Inc., dated March 18, 1997.
10.38(10)++    Stock Purchase Agreement dated as of June 25, 1997 among
                 Registrant, Advisoft, S.A. and Stockholder.

10.39          Amended and Restated Nonqualified Deferred Compensation Plan
10.40          Form of  IMNET Systems, Inc. Endorsement Split-Dollar  Life

                 Insurance Agreement with certain executives
11*           Statement re: Computation of Per Share Earnings.
21*           Subsidiaries of the Registrant.
23*            Consent of KPMG Peat Marwick LLP.
27*           Financial Data Schedule (for SEC use only).
----------

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

*     Previously filed.

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

18.     Amended and Restated Nonqualified Deferred Compensation Plan

19.     Split-Dollar Life Insurance Program

     (b) Reports on Form 8-K

     The Registrant filed its Current Report on Form 8-K on April 2, 1997, reporting its agreement with ISG Technologies, Inc., dated March 18,1997.

     The Registrant filed its Current Report on Form 8-K on May 15, 1997 reporting its 1996 financial statements as restated for its acquisition of Hunter International, Inc. in a transaction accounted for as a pooling-of-interests.

     The Registrant filed its Current Report on Form 8-K on July 10, 1997, as amended by Amendment No. 1 on Form 8-K filed on September 9, 1997, reporting its acquisition of Advisoft Consulting, S.A. on June 25, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     IMNET SYSTEMS, INC.



October 28, 1997                            By:      /s/ Raymond L. Brown
                                                     --------------------
                                                     Raymond L. Brown,
                                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                        2


                                                   EXHIBIT INDEX
                 EXHIBIT
                 NUMBER                                           DESCRIPTION
                 2.1(5)         --    The Agreement and Plan of Merger dated as of October 27, 1995 among the Registrant, Evergreen Technologies, Inc., Jeffrey Siegel
                                      and Karen Siegel is incorporated herein by reference to the
                                      Exhibit with the same number filed with the Registrant's Form 8-K for November 3, 1995, filed on November 20, 1995.
                   2.1.1(4)+ ++  --    Agreement and Plan of Merger dated as of September 30, 1996 among the Registrant, Hunter International, Inc., Larry C. Hunter and
                                      Paul Sherman.
                 2.2(5)        --      Agreement and Plan of Merger by and among the Registrant, Quesix
                                      Software, Incorporated, IMNET California Acquisition Corporation,
                                      Leslie H. Wong and Martin Minjoe, dated as of November 28, 1995.
                3.2.2(1)       --      Amended and Restated Certificate of Incorporation of Registrant.
                3.3.1(2)         --    Amended and Restated Bylaws dated September 10, 1996.
                   4(1)          --    Form of Common Stock certificate.
               10.3.1(5)              --  Amended  and   Restated   Registration
                                      Agreement by and among the  Registrant and
                                      certain  stockholders  of the  Registrant,
                                      dated as of May 22, 1992.
               10.3.2(1)              -- First Amendment to Amended and Restated
                                      Registration  Agreement  by and  among the
                                      Registrant and certain stockholders of the
                                      Registrant, dated as of March 31, 1993.
               10.3.3(1)              --  Second   Amendment   to  Amended   and
                                      Restated  Registration  Agreement  by  and
                                      among   the    Registrant    and   certain
                                      stockholders of the  Registrant,  dated as
                                      of October 18, 1993.
               10.3.4(1)              -- Third Amendment to Amended and Restated
                                      Registration  Agreement  by and  among the
                                      Registrant and certain stockholders of the
                                      Registrant, dated as of January 13, 1995.
                10.5(1)         --    Employee Stock Option and Rights Plan.
               10.5.1(6)         --    Amendments to IMNET Systems, Inc. Employee Stock Option Rights
                                      Plan, adopted September 9, 1996.
               10.5.2(7)         --    Forms of Key Employee Stock Options.
                10.6(1)          --    1995 Non-Employee Directors Stock Option Plan.
               10.6.1(8)         --    IMNET Systems, Inc. Employee Discount Stock Purchase Plan.
               10.7.1(1)         --    Form of Incentive Stock Option Agreement used by Registrant in
                                      1994 in connection with the Employee Stock Option Rights Plan.
               10.7.2(1)              --  Form   of   Incentive   Stock   Option
                                      Agreement  used by  Registrant  in 1995 in
                                      connection  with the Employee Stock Option
                                      and Rights Plan.
               10.7.3(5)              --  Form   of   Incentive   Stock   Option
                                      Agreement  used by  Registrant  in 1996 in
                                      connection  with the Employee Stock Option
                                      and Rights Plan.
                10.8(1)          --    Form of Indemnification Agreement.
                10.9(1)         --    Employment Agreement between the Registrant and Kenneth D. Rardin, dated May 22, 1992, as amended pursuant to an addendum, dated as of January 1, 1995
               10.9.1(2)         --    Second Addendum to Employment Agreement between the Registrant and
                                      Kenneth D. Rardin, dated as of September 15, 1996.
              10.10.1(1)         --    Incentive Stock Option Agreement between the Registrant and
                                      Kenneth D. Rardin, dated as of February 14, 1995.
              10.10.2(1)         --    Incentive Stock Option Agreement between the Registrant and Gary
                                      D. Bowers, dated February 14, 1995.
              10.10.4(1)              --  Incentive   Stock   Option   Agreement
                                      between the  Registrant  and Paul Collins,
                                      dated April 19, 1995.
               10.18(1)         --    Distributor Agreement between the Registrant and JELCO Data
                                      Services, Inc., dated March 29, 1993.
               10.19(1)         --    International Distribution Agreement between the Registrant and
                                      SG2, dated September 20, 1993.
               10.20(1)         --    Value-Added Reseller Agreement between the Registrant and Cerner
                                      Corporation, dated September 30, 1994.
               10.21(1)         --    Distribution Agreement between the Registrant and IDX Systems
                                      Corporation, dated February 15, 1995.
               10.22(1)         --    Distribution Agreement between the Registrant and PHAMIS, Inc., dated November 16, 1994.
               10.23(1)               International Distributor Agreement between the Registrant and
                                      Software AG Germany, dated April 10, 1993.
               10.26(1)               --  Amendment  to  Distributor   Agreement
                                      between   the   Registrant   and   SoftNet
                                      Systems, Inc., dated June 20, 1995.
               10.28(5)         --    Distribution Agreement between the Registrant and Datacom Imaging
                                      Systems, Inc., dated as of March 29, 1995.
              10.28.1*           --    Distribution Agreement between the Registrant and HealthVISION,
                                      Inc., dated June 13, . 1997
               10.30(5)         --    End-user Equipment Purchase and Software License Terms and
                                      Conditions between the Registrant and McLaren Health Care
                                      Corporation, dated February 10, 1995, as amended.
               10.32(5)         --    Employment Agreement between the Registrant and Raymond L. Brown, dated as of November 17, 1995.
               10.33(5)         --    Incentive Stock Option Agreement between Registrant and Raymond L.
                                      Brown, dated as of December 1, 1995.
               10.35(2)+         --    Manufacturing and Distribution License Agreement between
                                      Registrant, SoftNet Systems, Inc. and Micrographic Technology
                                      Corporation, dated as of June 30, 1996.
               10.36(6)         --    Employment Agreement between the Registrant and James A. Gilbert, dated as of September 10, 1996.
               10.37(9)+              -- Value Added Reseller  Agreement between
                                      the Registrant and ISG Technologies, Inc.,
                                      dated March 18, 1997.
                  10.38(10)++       -- Stock Purchase Agreement dated as of June
                                    25,  1997  among  Registrant,  Advisoft  and
                                    Stockholder.
                  10.39          --    Amended and Restated Non-Qualified Deferred Compensation Plan
                  10.40          --    Form of IMNET Systems, Inc. Endorsement Split-Dollar  Life
                                      Insurance Agreement with certain executives
                  11*           --    Statement re: Computation of Per Share Earnings.
                  21*           --    Subsidiaries of the Registrant.
                  23*            --    Consent of KPMG Peat Marwick LLP.
                  27*           --    Financial Data Schedule (for SEC use only).

----------

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

*     Previously filed.

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