Form 10-K/A
period 1997-06-30
IMNET SYSTEMS INC
filed 1997-11-05
CIK 893329

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

           Securities registered pursuant to Section 12(b) of the Act

   Title of each class                 Name of each exchange on which registered
        None                                        Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $169,720,662 at October 23, 1997 (8,344,182 shares). The number of common shares outstanding at October 23, 1997 was 9,760,698 (exclusive of treasury shares).



487203.1
                                        1

         The consent of the Registrant's auditors requires correction to reflect two additional Registration Statements on Form S-8, the references to which were omitted from the initial filing. Accordingly, the undersigned registrant hereby amends Part IV of its Annual Report on Form 10-K as set forth below:



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

487203.1
                                        2

         3. A. Exhibits

The following exhibits are filed herewith or incorporated herein by reference:


Exhibit
Number                                    Description
________                                  ___________


  2.1(5)       --     The Agreement and Plan of Merger dated as of
                      October 27, 1995 among the Registrant, Evergreen
                      Technologies, Inc., Jeffrey Siegel and Karen Siegel is incorporated herein by reference to the Exhibit with the same number filed with the Registrant's Form 8-K for November 3, 1995, filed on November 20, 1995.

2.1.1(4)+++    --     Agreement and Plan of Merger dated as of September
                      30, 1996 among the Registrant, Hunter International,
                      Inc., Larry C. Hunter and Paul Sherman.

   2.2(5)      --     Agreement and Plan of Merger by and among the
                      Registrant, Quesix Software, Incorporated, IMNET
                      California Acquisition Corporation, Leslie H. Wong and Martin Minjoe, dated as of November 28, 1995.

  3.2.2(1)     --     Amended and Restated Certificate of Incorporation of
                      Registrant.

  3.3.1(2)     --     Amended and Restated Bylaws dated September 10, 1996.

   4(1)        --     Form of Common Stock certificate.

10.3.1(5)      --     Amended and Restated Registration Agreement by
                      and among the Registrant and certain stockholders of the Registrant, dated as of May 22, 1992.

10.3.2(1)      --     First Amendment to Amended and Restated Registration
                      Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of March 31, 1993.

10.3.3(1)      --     Second Amendment to Amended and Restated Registration
                      Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of October 18, 1993.

10.3.4(1)      --     Third Amendment to Amended and Restated Registration
                      Agreement by and among the Registrant and certain stockholders of the Registrant, dated as of January 13, 1995.

10.5(1)        --     Employee Stock Option and Rights Plan.

10.5.1(6)      --     Amendments to IMNET Systems, Inc. Employee
                      Stock Option Rights Plan, adopted September 9, 1996.

10.5.2(7)      --     Forms of Key Employee Stock Options.

10.6(1)        --     1995 Non-Employee Directors Stock Option Plan.

10.6.1(8)      --     IMNET Systems, Inc. Employee Discount Stock
                      Purchase Plan.

10.7.1(1)      --     Form of Incentive Stock Option Agreement used by
                      Registrant in 1994 in connection with the Employee
                      Stock Option Rights Plan.

10.7.2(1)      --     Form of Incentive Stock Option Agreement used
                      by Registrant in 1995 in connection with the Employee Stock Option and Rights Plan.

10.7.3(5)      --     Form of Incentive Stock Option Agreement used
                      by Registrant in 1996 in connection with the Employee Stock Option and Rights Plan.

10.8(1)        --     Form of Indemnification Agreement.

10.9(1)        --     Employment Agreement between the Registrant and
                      Kenneth D. Rardin, dated May 22, 1992, as amended pursuant to an addendum, dated as of January 1, 1995.

10.9.1(2)      --     Second Addendum to Employment Agreement
                      between the Registrant and Kenneth D. Rardin, dated as of September 15, 1996.

10.10.1(1)     --     Incentive Stock Option Agreement between the
                      Registrant and Kenneth D. Rardin, dated as of February 14, 1995.

10.10.2(1)     --     Incentive Stock Option Agreement between the
                      Registrant and Gary D. Bowers, dated February 14,
                      1995.

10.10.4(1)     --     Incentive Stock Option Agreement between the
                      Registrant and Paul Collins, dated April 19, 1995.

10.18(1)       --     Distributor Agreement between the Registrant and
                      JELCO Data Services, Inc., dated March 29, 1993.

10.19(1)       --     International Distribution Agreement between the
                      Registrant and SG2, dated September 20, 1993.

10.20(1)       --     Value-Added Reseller Agreement between the
                      Registrant and Cerner Corporation, dated September
                      30, 1994.

10.21(1)       --     Distribution Agreement between the Registrant and
                      IDX Systems Corporation, dated February 15, 1995.

10.22(1)       --     Distribution Agreement between the Registrant and
                      PHAMIS, Inc., dated November 16, 1994.

10.23(1)        --    International Distributor Agreement between the
                      Registrant and Software AG Germany, dated April 10, 1993.

10.26(1)        --    Amendment to Distributor Agreement between the
                      Registrant and SoftNet Systems, Inc., dated June 20,
                      1995.

10.28(5)       --     Distribution Agreement between the Registrant and
                      Datacom Imaging Systems, Inc., dated as of March 29,
                      1995.

10.28.1*       --     Distribution Agreement between the Registrant and
                      HealthVISION, Inc., dated June 13, 1997.

10.30(5)       --     End-user Equipment Purchase and Software License
                      Terms and Conditions between the Registrant and McLaren Health Care Corporation, dated February 10,
                      1995, as amended.

10.32(5)       --     Employment Agreement between the Registrant and
                      Raymond L. Brown, dated as of November 17, 1995.

10.33(5)       --     Incentive Stock Option Agreement between Registrant
                      and Raymond L. Brown, dated as of December 1,
                      1995.

10.35(2)+      --     Manufacturing and Distribution License Agreement
                      between Registrant, SoftNet Systems, Inc. and
                      Micrographic Technology Corporation, dated as of June 30, 1996.

10.36(6)       --     Employment Agreement between the Registrant and
                      James A. Gilbert, dated as of September 10, 1996.

10.37(9)+      --     Value Added Reseller Agreement between the
                      Registrant and ISG Technologies, Inc., dated March
                      18, 1997.

10.38(10)++    --     Stock Purchase Agreement dated as of June 25, 1997
                      among Registrant, Advisoft, S.A. and Stockholder.

10.39**        --     Amended and Restated Nonqualified Deferred
                      Compensation Plan

10.40**        --     Form of  IMNET Systems, Inc. Endorsement Split-
                      Dollar Life Insurance Agreement with certain executives

11*            --     Statement re: Computation of Per Share Earnings.

21*            --     Subsidiaries of the Registrant.

23             --     Consent of KPMG Peat Marwick LLP.

27*            --     Financial Data Schedule (for SEC use only).


-------------------

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

487203.1
                                        7

(10) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated June 25, 1997.

*         Previously filed as part of Form 10-K.

**        Previously filed as part of Form 10-K/A, Amendment No. 1.

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

     14. Incentive Stock Option Agreement between the Registrant and Paul Collins, dated April 19, 1995 (Exhibit 10.10.4 hereof, and of the Company's Registration Statement on Form S-1 (No. 33- 92130)). 15. Employment Agreement between the Registrant and Raymond L. Brown, dated as of November 17, 1995 (Exhibit 10.32 hereof, and of the Company's report on Form S-1 (No. 33-99846)).

     16. Incentive Stock Option Agreement between Registrant and Raymond L. Brown, dated as of December 1, 1995 (Exhibit 10.33 hereof, and of the Company's report on Form S-1 (No. 33- 99846)).

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

487203.1
                                        9

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMNET SYSTEMS, INC.



November 5, 1997                          By:/s/ Raymond L. Brown
                                             --------------------
                                                 Raymond L. Brown,
                                                 Chief Financial Officer

                  (Principal Financial and Accounting Officer)

487203.1

                                  EXHIBIT INDEX

2.1(5)        --    The Agreement and Plan of Merger dated as of October 27,
                    1995 among the Registrant, Evergreen Technologies, Inc.,
                    Jeffrey Siegel and Karen Siegel is incorporated herein by
                    reference to the Exhibit with the same number filed with the
                    Registrant's Form 8-K for November 3, 1995, filed on
                    November 20, 1995.
2.1.1(4)+++   --    Agreement and Plan of Merger dated as of September 30, 1996 among the Registrant, Hunter International, Inc., Larry C.
                    Hunter and Paul Sherman.
2.2(5)        --    Agreement and Plan of Merger by and among the Registrant,
                    Quesix Software, Incorporated, IMNET California Acquisition
                    Corporation, Leslie H. Wong and Martin Minjoe, dated as of
                    November 28, 1995.
3.2.2(1)      --    Amended and Restated Certificate of Incorporation of
                    Registrant.
3.3.1(2)      --    Amended and Restated Bylaws dated September 10, 1996.
4(1)          --    Form of Common Stock certificate.
10.3.1(5)     --    Amended and Restated Registration Agreement by and
                    among the Registrant and certain  stockholders of the
                    Registrant, dated as of May 22, 1992.
10.3.2(1)     --    First   Amendment   to   Amended   and   Restated
                    Registration  Agreement  by and among the  Registrant
                    and certain stockholders of the Registrant,  dated as
                    of March 31, 1993.
10.3.3(1)     --    Second   Amendment   to  Amended   and   Restated
                    Registration  Agreement  by and among the  Registrant
                    and certain stockholders of the Registrant,  dated as
                    of October 18, 1993.
10.3.4(1)     --    Third   Amendment   to   Amended   and   Restated
                    Registration  Agreement  by and among the  Registrant
                    and certain stockholders of the Registrant,  dated as
                    of January 13, 1995.
10.5(1)       --    Employee Stock Option and Rights Plan.
10.5.1(6)     --    Amendments to IMNET Systems, Inc. Employee Stock Option
                    Rights Plan, adopted September 9, 1996.
10.5.2(7)     --    Forms of Key Employee Stock Options.
10.6(1)       --    1995 Non-Employee Directors Stock Option Plan.
10.6.1(8)     --    IMNET Systems, Inc. Employee Discount Stock Purchase Plan.
10.7.1(1)     --    Form of Incentive Stock Option Agreement used by Registrant in 1994 in connection with the Employee Stock Option Rights
                    Plan.
10.7.2(1)     --    Form of Incentive  Stock Option  Agreement used by
                    Registrant  in 1995 in  connection  with the Employee
                    Stock Option and Rights Plan.
10.7.3(5)     --    Form of Incentive  Stock Option  Agreement used by
                    Registrant  in 1996 in  connection  with the Employee
                    Stock Option and Rights Plan.
10.8(1)       --    Form of Indemnification Agreement.
10.9(1)       --    Employment Agreement between the Registrant and Kenneth D.
                    Rardin, dated May 22, 1992, as amended pursuant to an
                    addendum, dated as of January 1, 1995.
10.9.1(2)     --    Second Addendum to Employment Agreement between the
                    Registrant and Kenneth D. Rardin, dated as of September 15,
                    1996.
10.10.1(1)    --    Incentive Stock Option Agreement between the Registrant and
                    Kenneth D. Rardin, dated as of February 14, 1995.
10.10.2(1)    --    Incentive Stock Option Agreement between the Registrant and
                    Gary D. Bowers, dated February 14, 1995.
10.10.4(1)    --    Incentive  Stock  Option  Agreement  between  the
                    Registrant and Paul Collins, dated April 19, 1995.

10.18(1)      --    Distributor Agreement between the Registrant and JELCO Data
                    Services, Inc., dated March 29, 1993.
10.19(1)      --    International Distribution Agreement between the Registrant and SG2, dated September 20, 1993.
10.20(1)      --    Value-Added   Reseller   Agreement   between  the
                    Registrant and Cerner  Corporation,  dated  September
                    30, 1994.
10.21(1)      --    Distribution Agreement between the Registrant and IDX
                    Systems Corporation, dated February 15, 1995.
10.22(1)      --    Distribution Agreement between the Registrant and PHAMIS,
                    Inc., dated November 16, 1994.
10.23(1)      --    International   Distributor   Agreement  between  the
                    Registrant  and Software AG Germany,  dated April 10,
                    1993.
10.26(1)      --    Amendment  to  Distributor  Agreement  between the
                    Registrant and SoftNet Systems,  Inc., dated June 20,
                    1995.
10.28(5)      --    Distribution  Agreement between the Registrant and
                    Datacom Imaging Systems,  Inc., dated as of March 29,
                    1995.
10.28.1*      --    Distribution Agreement between the Registrant and
                    HealthVISION, Inc., dated June 13, . 1997
10.30(5)      --    End-user Equipment Purchase and Software License Terms and
                    Conditions between the Registrant and McLaren Health Care
                    Corporation, dated February 10, 1995, as amended.
10.32(5)      --    Employment Agreement between the Registrant and Raymond L.
                    Brown, dated as of November 17, 1995.
10.33(5)      --    Incentive Stock Option Agreement between Registrant and
                    Raymond L. Brown, dated as of December 1, 1995.
10.35(2)+     --    Manufacturing and Distribution License Agreement between
                    Registrant, SoftNet Systems, Inc. and Micrographic
                    Technology Corporation, dated as of June 30, 1996.
10.36(6)      --    Employment Agreement between the Registrant and James A.
                    Gilbert, dated as of September 10, 1996.
10.37(9)+     --    Value Added Reseller Agreement between the Registrant and
                    ISG Technologies, Inc., dated March 18, 1997.
10.38(10)++   --    Stock Purchase Agreement dated as of June 25, 1997 among
                    Registrant, Advisoft and Stockholder.
10.39**       --    Amended and Restated Non-Qualified Deferred Compensation
                    Plan.
10.40**       --    Form of IMNET Systems, Inc. Endorsement Split-Dollar  Life
                    Insurance Agreement with certain executives.
11*           --    Statement re: Computation of Per Share Earnings.
21*           --    Subsidiaries of the Registrant.
23            --    Consent of KPMG Peat Marwick LLP.
27*           --    Financial Data Schedule (for SEC use only).

----------------

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

487203.1
                                       12

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

*    Previously filed as part of Form 10-K.

**   Previously filed as part of Form 10-K/A, Amendment No. 1.

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

487203.1
                                       13