Form 10-Q
period 1997-09-30
IMNET SYSTEMS INC
filed 1997-11-14
CIK 893329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

Commission File Number                        0-26306
                       ---------------------------------------------------------

                               IMNET SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             39-1730068
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3015 Windward Plaza, Windward Fairways II, Alpharetta, GA           30005
--------------------------------------------------------------------------------
      (Address of principal executive offices)                    (Zip code)

                                 (770) 521-5600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

There were 9,760,716 shares of Common Stock outstanding as of October 31, 1997.

                               IMNET SYSTEMS, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)                                       PAGE
-------  --------------------------------                                       ----
         Consolidated Balance Sheets - September 30, 1997 and June 30, 1997         3

         Consolidated Statements of Operations - Three Months Ended
         September 30, 1997 and 1996                                                4

         Consolidated Statements of Cash Flows - Three Months Ended
         September 30, 1997 and 1996                                                5

         Notes to Interim Consolidated Financial Statements                         6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS                                                 6 - 13
         ---------------------



                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          14
-------  --------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               IMNET SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,     JUNE 30,
                                                                               1997            1997
                                                                           -------------   ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ..........................................   $  8,304,252    $  9,132,631
    Marketable securities ..............................................      8,674,354      11,606,287
    Accounts receivable, net ...........................................     30,848,597      33,858,910
    Inventories ........................................................      1,871,084       2,100,060
    Refundable income taxes ............................................      1,929,146              --
    Prepaid expenses and other current assets ..........................      2,694,961       2,136,686
                                                                           ------------    ------------
       Total current assets ............................................     54,322,394      58,834,574


Noncurrent accounts receivable .........................................             --         233,949
Property and equipment, net ............................................      6,480,031       6,242,243
Computer software development costs, net ...............................      3,229,839       2,556,663
Advance royalties, net .................................................      6,779,893       6,919,179
Other intangibles, net .................................................      1,460,141       1,717,120
Goodwill, net ..........................................................      9,048,412       9,349,174
                                                                           ------------    ------------
                                                                           $ 81,320,710    $ 85,852,902
                                                                           ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...................................................   $  2,355,611    $  3,026,276
    Accrued expenses ...................................................     10,040,373       9,471,314
    Income taxes payable ...............................................      1,161,220       2,379,220
    Deferred revenue ...................................................        839,215       1,186,388
                                                                           ------------    ------------
       Total current liabilities .......................................     14,396,419      16,063,198


Stockholders' equity:
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
       9,798,353 shares issued and 9,760,716 shares outstanding at
       September 30, 1997 and 9,779,374 shares issued and 9,741,737
       shares outstanding at June 30, 1997 .............................         97,984          97,794
    Additional paid-in capital .........................................     83,669,202      83,378,585
    Treasury stock, 37,637 shares, at cost .............................       (148,417)       (148,417)
    Accumulated deficit ................................................    (16,685,811)    (13,538,258)
    Cumulative foreign currency translation adjustment .................         (8,667)             --
                                                                           ------------    ------------
       Total stockholders' equity ......................................     66,924,291      69,789,704
                                                                           ------------    ------------
                                                                           $ 81,320,710    $ 85,852,902
                                                                           ============    ============


See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 1997            1996
                                                             ------------    ------------
Revenues:
    System sales .........................................   $  5,525,652    $  7,694,820
    Maintenance and professional services ................      2,444,351       1,964,454
                                                             ------------    ------------
       Total revenues ....................................      7,970,003       9,659,274
                                                             ------------    ------------

Operating expenses:
    Cost of system sales .................................      3,991,274       2,093,491
    Cost of maintenance and professional services ........      1,413,428       1,476,539
    Sales and marketing ..................................      3,574,290       2,648,795
    Research and development .............................      2,063,467       1,149,873
    General and administrative ...........................      2,256,759       1,387,005
    Non-recurring charges ................................             --         749,545
                                                             ------------    ------------
       Total operating expenses ..........................     13,299,218       9,505,248
                                                             ------------    ------------
       Operating income (loss) ...........................     (5,329,215)        154,026
    Interest and other income, net .......................        252,516         492,209
                                                             ------------    ------------
       Income (loss) before income taxes .................     (5,076,699)        646,235
    Income taxes .........................................      1,929,146              --
                                                             ------------    ------------
       Net income (loss) .................................   $ (3,147,553)   $    646,235
                                                             ============    ============

Net income (loss) per common share .......................   $      (0.32)   $       0.07
                                                             ============    ============

Weighted average outstanding common shares and common
    share equivalents ....................................      9,756,653       9,998,714
                                                             ============    ============


See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                   1997            1996
                                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ......................................................   $ (3,147,553)   $    646,235
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization of property and equipment .............        381,849         244,099
       Amortization of computer software development costs,
           acquired technology, and goodwill and other intangibles .........        691,747         377,283
       Provision for doubtful accounts receivable ..........................        326,457          57,235
       Loss on disposal of property and equipment ..........................             --          16,738
    (Increase) decrease in:
       Trade accounts receivable ...........................................      2,917,805      (6,182,783)
       Note receivable from related party ..................................             --       2,501,249
       Inventories .........................................................        228,976        (845,721)
       Refundable income taxes .............................................     (1,929,146)             --
       Prepaid expenses and other current assets ...........................       (558,275)       (646,423)
    Increase (decrease) in:
       Accounts payable ....................................................       (670,665)      1,502,197
       Accrued expenses ....................................................        569,059         109,537
       Income taxes payable ................................................     (1,218,000)             --
       Deferred revenue ....................................................       (347,173)        (61,644)
                                                                               ------------    ------------
           Net cash used in operating activities ...........................     (2,754,919)     (2,281,998)
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities .....................................     (8,716,526)     (7,317,039)
    Maturities of marketable securities ....................................     11,648,459       1,000,000
    Additions to property and equipment ....................................       (619,637)       (475,028)
    Additions to computer software development costs .......................       (741,557)       (473,183)
    Adjustments to goodwill ................................................         73,661         (46,900)
                                                                               ------------    ------------
           Net cash provided by (used in) investing activities .............      1,644,400      (7,312,150)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants ...................        290,807          97,168
    Dividends paid by Hunter prior to merger ...............................             --        (600,000)
                                                                               ------------    ------------
           Net cash provided by (used in) financing activities .............        290,807        (502,832)
                                                                               ------------    ------------

    Effect of exchange rate changes on cash ................................         (8,667)             --
           Net decrease in cash and cash equivalents .......................       (828,379)    (10,096,980)

Cash and cash equivalents at beginning of period ...........................      9,132,631      16,894,711
                                                                               ------------    ------------

Cash and cash equivalents at end of period .................................   $  8,304,252    $  6,797,731
                                                                               ============    ============


See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997


(1)      BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the accounts of IMNET Systems, Inc. and its wholly owned subsidiaries (the "Company" or "IMNET"). The consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary to a fair statement of financial position and results of operations for the periods covered by this report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company's financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         IMNET develops, markets, installs and services electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. IMNET's products include proprietary and third party software and hardware components which are integrated to create electronic information and document management systems. IMNET supports its customers through a broad range of systems integration, installation, training and maintenance services.

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

         Revenues from sales to the healthcare industry decreased to 80% of total revenues in the three month period ended September 30, 1997 from 93% of total revenues in the corresponding period in fiscal 1997. Although such sales may fluctuate from quarter to quarter, the Company anticipates that sales to the healthcare industry will increase as a percentage of total annual revenues. Revenues from sales outside of the United States increased to 16% of total revenues in the three month period ended September 30, 1997 from 3% in the corresponding period in fiscal 1997. On June 25, 1997, the Company acquired Advisoft, a French systems integration and consulting services company which had been its distribution partner in France since 1993. Accordingly, the amount of revenues derived and the percentage of total revenues from sales outside the United States is expected to increase in fiscal 1998.

         The Company's typical sale of a software license to an end-user customer involves several milestones, beginning with the execution of the agreement between the Company and the customer. The agreement describes the software license terms, any hardware to be ordered, and if any services and maintenance are to be performed. The Company and the customer mutually agree upon functional specifications as to the operating environment, number of terminals, response times, etc. The Company then assembles the hardware components required to demonstrate compliance with the functional specifications, at the Company's offices, and loads the Company's and other third party proprietary software. The configured system is then used to demonstrate that the system meets the functional specifications. The Company and the customer participate in this process. When all functional specifications have been demonstrated, the customer signs a written acknowledgment signifying the completion of factory acceptance. The Company repackages the software and those hardware components to be delivered to the customer, which are picked up by common carrier and delivered to the customer. At this point, the Company recognizes 100% of the hardware revenue and 90% of the software license revenue.

         The Company assists the customer in the installation of the system at the customer's location and assists the customer in loading the customer's information. The Company and the customer mutually review each of the functional specifications in the customer's environment to confirm that the configured system meets the functional specifications. When there is mutual agreement that all functional specifications have been met, the customer signs a written acknowledgment signifying completion of site acceptance. The Company then recognizes the remaining 10% of software license revenue which was deferred at the time of factory acceptance and delivery.

         On occasion, as for example when an existing end-user previously has accepted a software product, an end-user may elect to waive the factory and site acceptance procedures. In such instances, the end-user becomes obligated to pay upon delivery of the software product and the Company recognizes 100% of the revenue from the software license at such time.

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

         Revenue recognition for system sales to end-users that have been delivered and accepted by the customer with contractual payment terms that extend beyond one year is determined by the Company based upon the Company's historical experience with the customer, the customer's credit worthiness, and an assessment of the enforceability of the contract. All revenues recognized related to contracts with payments due in more than one year are discounted. No such arrangements were entered into in fiscal 1997 or the first three months of fiscal 1998.

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

         At September 30, 1997, the Company had approximately $53.7 million of signed sales contracts for systems and services which had not yet been delivered, of which approximately $17.0 million was expected to be recognized as revenue in the next twelve months. The amount of signed sales contracts for systems and services which have not been delivered includes contracts for software license fees, hardware sales and maintenance and professional services that may include cancellation provisions that do not pertain to IMNET's performance, and contracts that are expected to result in revenues over periods of as much as five years. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs and a typical end-user installation requires from one to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenues it expects to achieve in any particular period.

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

ADVISOFT ACQUISITION

         On June 25, 1997, the Company completed the acquisition of Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been the Company's distribution partner in France since 1993. Prior to its acquisition of Advisoft, the Company recognized revenue of $1,157,000 and $1,392,000 from Advisoft for the years ended June 30, 1997 and 1996, respectively. Aggregate consideration for the acquisition, which has been accounted for by the purchase method, was $5.1 million in cash and 85,084 shares of

IMNET Common Stock having a market value of $2.0 million as of such date. The Company has allocated $6.9 million of the purchase price to goodwill and has included the results of operations of Advisoft in the Company's consolidated statement of operations effective July 1, 1997. The Company expects to build upon its established working partnership with Advisoft to begin adapting and marketing the Company's healthcare application software products for use in France.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenues for each fiscal period indicated:

                                                            THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               1997      1996
                                                              -----     -----
Revenues:
    System sales ..........................................    69.3 %    79.7 %
    Maintenance and professional services .................    30.7      20.3
                                                              -----     -----
       Total revenues .....................................   100.0     100.0
                                                              -----     -----

Operating expenses:
    Cost of system sales ..................................    50.1      21.7
    Cost of maintenance and professional services .........    17.7      15.3
    Sales and marketing ...................................    44.9      27.3
    Research and development ..............................    25.9      11.9
    General and administrative ............................    28.3      14.4
    Non-recurring charges .................................      --       7.8
                                                              -----     -----
       Total operating expenses ...........................   166.9      98.4
                                                              -----     -----
       Operating income (loss) ............................   (66.9)      1.6
Interest and other income, net ............................     3.2       5.1
                                                              -----     -----
    Income (loss) before income taxes .....................   (63.7)      6.7
Income taxes ..............................................    24.2        --
                                                              -----     -----
    Net income (loss) .....................................   (39.5)%     6.7%
                                                              =====     =====

Comparison of the Three Months Ended September 30, 1997 and 1996.

         Revenues. The Company's total revenues were $8.0 million for the first quarter of fiscal 1998 compared to revenues of $9.7 million for the first quarter of fiscal 1997, a decrease of $1.7 million, or 17%. The Company's total revenues derived from sales to North American healthcare customers were $6.4 million for the first quarter of fiscal 1998 compared to $8.9 million for the corresponding period in fiscal 1997, a decrease of $2.5 million, or 28%. This decrease represented a substantial shortfall over the revenues the Company had anticipated, and reflected the inability of the Company to complete several significant new and add-on contracts. At the present time, management considers it unlikely that the Company will make up the revenue shortfall incurred during the quarter over the remainder of fiscal 1998. Revenues from sales to North American general business customers were $314,000 in the first quarter of fiscal 1998 compared to $495,000 in the first quarter of fiscal 1997, a decrease of $181,000, or 37%. Revenues from sales to international customers were $1.3 million in the first quarter of fiscal 1998 compared to $240,000 in the corresponding quarter of fiscal 1997, an increase of $1.0 million, reflecting revenues derived from the Company's acquisition of Advisoft. Revenues from maintenance and professional services were $2.4 million in the first quarter of fiscal 1998 compared to $2.0 million in the first quarter of fiscal 1997, an increase of $400,000, or 24%. The increase in revenues from these services is primarily attributable to an increase in healthcare professional services, additional maintenance contracts and revenues derived from the Company's acquisition of Advisoft.

         Cost of Revenues. The cost of system sales in the first quarter of fiscal 1998 was $4.0 million compared to $2.1 million in the corresponding period of fiscal 1997. As a percentage of system sales revenues, the cost of system sales increased to 72% in the first quarter of fiscal 1998 compared to 27% in the first quarter of fiscal 1997. The percentage increase was due to lower revenues than anticipated and increased operating expenses allocated to cost of system sales necessary to support the Company's expected revenue growth. The cost of maintenance and professional services in the first quarter of fiscal 1998 was $1.4 million compared to $1.5 million in the corresponding period of fiscal 1997. The cost of maintenance and professional services as a percentage of maintenance and professional services revenues decreased to 58% in the first quarter of fiscal 1998 compared to 75% in the corresponding period. The percentage decrease was primarily due to increased revenues derived from the Company's acquisition of Advisoft.

         Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $3.6 million in the first quarter of fiscal 1998 from $2.6 million in the first quarter of fiscal 1997, an increase of 35%. The increase is primarily due to higher sales salary expense associated with increases in sales personnel, partially offset by lower commissions due to lower revenues from system sales. Sales and marketing expenses as a percentage of total revenues increased to 45% in the first quarter of fiscal 1998 compared to 27% in the first quarter of fiscal 1997.

         Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $2.1 million in the first quarter of fiscal 1998 from $1.1 million in the first quarter of fiscal 1997, an increase of $914,000, or 80%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $742,000 in software development costs in the first quarter of fiscal 1998 related to new products expected to be released over the next nine months. These capitalized costs represented 26% of the Company's total research and development expenditures during this period. As a percentage of total revenues, research and development expenses increased to 26% from 12% in the first quarter of fiscal 1998 as compared to the corresponding quarter of fiscal 1997.

         General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $2.3 million in the first quarter of fiscal 1998 compared to $1.4 million in the first quarter of fiscal 1997, an increase of 63%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's growth. General and administrative expenses as a percentage of total revenues increased to 28% in the first quarter of fiscal 1998 from 14% in the first quarter of fiscal 1997.

         Non-recurring Charges. The Company did not incur any non-recurring charges in the first fiscal quarter of 1998. However, for the first fiscal quarter of fiscal 1997, the Company and Hunter

International, Inc. ("Hunter") incurred $750,000, or $0.07 per share, in non-recurring charges related to acquisition costs associated with the acquisition of Hunter, which was completed during the first quarter of fiscal 1997.

         Provision for Income Taxes. Because of operating losses experienced through fiscal 1996, the Company had not incurred any current income tax liabilities or provided for any income taxes through the second quarter of fiscal 1997. Beginning in the third fiscal quarter of 1997, the Company began providing for income tax expense due to the expected current income tax liabilities that resulted from profitable operations in fiscal 1997 coupled with the impact of the annual limitation on the Company's use of net operating loss and credit carryforwards. The Company's effective income tax rate for fiscal 1998 is expected to be approximately 38%, which is lower than the statutory federal and state income tax rates primarily because of the decrease in the valuation allowance for deferred income tax assets of $2.0 million. The Company recorded an income tax benefit of $1.9 million in the first quarter of fiscal 1998 as a result of incurring a pre-tax operating loss for the period. The Company believes it likely that the net deferred income tax assets recorded at June 30, 1997 of $1.1 million will be realized in the future and that the effective income tax rate incurred in the future will increase if the Company's profit targets are achieved.

         Net Income. The Company's net loss for the first quarter of fiscal 1998 was $3.2 million or $0.32 per share, compared to net income of $646,000, or $0.07 per share, in the first quarter of fiscal 1997. Exclusive of the non-recurring charge related to the Company's acquisition of Hunter, the Company would have recorded net income of $1.4 million, or $0.14 per share, for the first quarter of fiscal 1997. The decline in the Company's results was primarily due to lower revenues than anticipated, combined with increases in operating expenses necessary to support the Company's expected growth.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception in 1992, the Company has funded its operations, working capital needs and capital expenditures primarily from revenues and sales of equity securities. The Company was initially capitalized primarily by three investment companies, and completed four subsequent private placements. In July 1995, the Company received approximately $37.5 million net of underwriter's discounts and offering costs from its initial public offering. In February 1996, the Company received an additional $18.5 million net of underwriters discounts and offering costs from a subsequent offering of its Common Stock.

         Cash and cash equivalents and marketable securities were $17.0 million at September 30, 1997 compared to $20.7 million at June 30, 1997. The $3.7 million decrease in cash and marketable securities was largely due to: (i) the net loss of $3.2 million incurred during the first fiscal quarter of 1998; (ii) a decrease in income tax payable of $1.2 million, due to the payment of estimated taxes; and (iii) an increase in refundable income tax of $1.9 million. Partially offsetting the decrease in cash and marketable securities was a $2.9 million decrease in accounts receivable. The cash dividends paid on common stock disclosed in the consolidated statements of stockholders' equity and cash flows for the period ended September 30, 1997 were normal stockholder distributions paid by Hunter prior to the merger, accounted for as a pooling of interests. IMNET has not paid any dividends on its common stock.

         The Company plans to continue to increase its professional staff during fiscal 1998 and the foreseeable future to meet anticipated sales volume and to support research and development efforts. The Company also anticipates increased costs associated with the operations of Advisoft. The Company expects that its requirements for office facilities and office equipment will grow as staffing requirements dictate. To accommodate its growth, the Company signed an operating lease, effective January 1997, to increase its headquarters space to 96,000 square feet. In October 1997, the Company signed an additional operating lease increasing the leased square footage to 118,000. As a result, the Company will incur increased rental expense. The Company has forecast capital expenditures of approximately $2.0 million for the remainder of fiscal 1998 for the purchase of computer equipment for existing and new employees, furniture and fixtures, and equipment associated with the new office facility, new training equipment, and new equipment for customer demonstrations.

         The Company's accounts receivable days sales outstanding ("DSO") continued to increase in fiscal 1997. Management believes that its willingness to grant extended billing and payment terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms (i) demonstrate that the Company is comfortable with providing the purchaser the leverage inherent in deferred payments (thereby demonstrating its confidence in its product), and (ii) permit the purchaser (and the Company) to commit to a large order, while the payment stream is tailored to a longer period of time (thereby providing the purchaser with a means to finance the project over one or more internal cash budgeting cycles). Therefore, management believes the accounts receivable DSO trend will continue in fiscal 1998 due to the extended terms selling strategy. However, the failure by customers to pay significant amounts as they become due would have a material adverse effect on the Company's financial position and results of operations.

         The Company has a licensing agreement which obligates the Company to pay 1.5% of net license fee revenue from new licenses of certain of its products. The agreement began on July 1, 1997 and continues through December 31, 2003. The Company paid $100,000 in advance to be offset against amounts due under this agreement.

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

         The Company will require significant funds to implement its business strategies. The Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenues that may not materialize as quickly or smoothly as anticipated; (ii) the Company incurs significant expenses in connection with research and development, as well as the development of its direct and indirect selling and marketing efforts; and (iii) the Company may incur charges related to acquisitions and business alliances. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with any funds provided by operations, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

         The Company has experienced significant quarterly fluctuations in operating results which may continue in future periods. The Company's revenues from systems sales have varied significantly from quarter to quarter as a result of the volume and timing of system sales and customer acceptance and delivery. Professional services revenues have also fluctuated from quarter to quarter as a result of the timing of installation of software and hardware and project management. Revenues from maintenance services have not fluctuated significantly from quarter to quarter and have been increasing as the number of the Company's customers increases. Since a significant percentage of the Company's expenses are fixed, quarterly operating results will vary with the timing and fluctuation of total revenues. Furthermore, margins are affected by the mix of products sold.

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

         Note regarding Private Securities Litigation Reform Act: Statements made by IMNET which are not historical facts, including projections, statements of plans, objectives, expectations, or future economic performance, are forward looking statements that involve risks and uncertainties and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. IMNET's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause IMNET's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". For further information on these and other risk factors, please refer to IMNET's Form 10-K for the year ended June 30, 1996, including the "Business-Risk Factors" section thereof.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) EXHIBITS:

EXHIBIT                                                                     SEQUENTIAL
NUMBER        DESCRIPTION OF EXHIBIT                                       PAGE NUMBER
------        ----------------------                                       -----------
11            Computation of Per Share Earnings - Three Months Ended
              September 30, 1997 and 1996.                                       16

27            Financial Data Schedule (for SEC use only).

              (b) REPORTS ON FORM 8-K:

              1. On July 10, 1997, the Company filed a report on Form 8-K reporting its acquisition of Advisoft Consulting, S.A., which occurred on June 25, 1997.

              2. On September 9, 1997, the Company filed Form 8-K/A, amending the Form 8-K filed on July 10, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IMNET SYSTEMS, INC.




Dated: November 14, 1997        By: /s/ Raymond L. Brown
                                   ---------------------------------------------
                                   Raymond L. Brown
                                   Senior Vice President - Business Development
                                   (Principal Financial and Accounting Officer)