Form 10-Q
period 1997-12-31
IMNET SYSTEMS INC
filed 1998-02-13
CIK 893329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    December 31, 1997
                              -----------------------------------------------

                                            OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                              ------------------------   ---------------------
Commission File Number                  0-26306
                      --------------------------------------------------------
                              IMNET SYSTEMS, INC.
                              -------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     39-1730068
------------------------------                  ----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

3015 Windward Plaza, Windward Fairways II, Alpharetta, GA          30005
----------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip code)

                                 (770) 521-5600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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

There were 9,776,229 shares of Common Stock outstanding as of January 31, 1998.

                               IMNET SYSTEMS, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                      INDEX


                         PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)                                                                PAGE
                                                                                                                ----

                Consolidated Balance Sheets - December 31, 1997 and June 30, 1997                                  3

                Consolidated Statements of Operations - Three Months and Six Months
                Ended December 31, 1997 and 1996                                                                   4

                Consolidated Statements of Cash Flows - Six Months Ended
                December 31, 1997 and 1996                                                                         5

                Notes to Interim Consolidated Financial Statements                                                 6


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                         6 - 15


                           PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                                                             16 - 19

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                               IMNET SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                      DECEMBER 31,            JUNE 30,
                                                                                          1997                  1997
                                                                                     ------------          -------------
                                  ASSETS
Current assets:
    Cash and cash equivalents ................................................       $  9,299,628          $  9,132,631
    Marketable securities ....................................................          5,350,077            11,606,287
    Accounts receivable, net .................................................         35,644,690            33,858,910
    Inventories ..............................................................          2,307,727             2,100,060
    Prepaid expenses and other current assets ................................          4,523,179             2,136,686
                                                                                     ------------          ------------
       Total current assets ..................................................         57,125,301            58,834,574


Noncurrent accounts receivable ...............................................                 --               233,949
Property and equipment, net ..................................................          6,840,339             6,242,243
Computer software development costs, net .....................................          3,694,041             2,556,663
Advance royalties, net .......................................................          6,640,607             6,919,179
Other intangibles, net .......................................................          1,377,280             1,717,120
Goodwill, net ................................................................          8,884,003             9,349,174
                                                                                     ------------          ------------
                                                                                     $ 84,561,571          $ 85,852,902
                                                                                     ============          ============


                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .........................................................       $  2,347,786          $  3,026,276
    Accrued expenses .........................................................         11,287,032             9,471,314
    Income taxes payable .....................................................          1,435,673             2,379,220
    Deferred revenue .........................................................          1,043,890             1,186,388
                                                                                     ------------          ------------
       Total current liabilities .............................................         16,114,381            16,063,198


Stockholders' equity:
    Common stock, $.01 par value.  Authorized 25,000,000 shares;
       9,798,428 shares issued and 9,760,791 shares outstanding at
       December 31, 1997 and 9,779,374 shares issued and 9,741,737 shares ....             97,984                97,794
       outstanding at June 30, 1997
    Additional paid-in capital ...............................................         83,669,761            83,378,585
    Treasury stock, 37,637 shares, at cost ...................................           (148,417)             (148,417)
    Accumulated deficit ......................................................        (15,205,035)          (13,538,258)
    Cumulative foreign currency translation adjustment .......................             32,897                    --
                                                                                     ------------          ------------
       Total stockholders' equity ............................................         68,447,190            69,789,704
                                                                                     ------------          ------------
                                                                                     $ 84,561,571          $ 85,852,902
                                                                                     ============          ============



See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                          1997           1996             1997            1996
                                                      -----------     -----------    -------------     ------------
Revenue:
    System sales ...................................  $12,060,737     $ 8,962,138     $ 17,586,389      $16,656,958
    Maintenance and professional services ..........    4,013,009       2,148,073        6,457,360        4,112,527
                                                      -----------     -----------     ------------      -----------
       Total revenue ...............................   16,073,746      11,110,211       24,043,749       20,769,485
                                                      -----------     -----------     ------------      -----------

Operating expenses:
    Cost of system sales ...........................    3,151,740       2,447,088        7,143,014        4,540,579
    Cost of maintenance and professional services ..    1,840,507       1,411,153        3,253,935        2,887,692
    Sales and marketing ............................    3,920,780       3,096,816        7,495,070        5,745,611
    Research and development .......................    2,116,105       1,270,517        4,179,572        2,420,390
    General and administrative .....................    2,824,902       1,588,218        5,081,661        2,975,223
    Non-recurring charges ..........................           --              --               --          749,545
                                                      -----------     -----------     ------------      -----------
       Total operating expenses ....................   13,854,034       9,813,792       27,153,252       19,319,040
                                                      -----------     -----------     ------------      -----------

    Operating income (loss) ........................    2,219,712       1,296,419       (3,109,503)       1,450,445


                                                      -----------     -----------     ------------      -----------
Interest income, net ...............................      168,637         398,053          421,153          890,262
                                                      -----------     -----------     ------------      -----------
    Income (loss) before income taxes ..............  $ 2,388,349     $ 1,694,472     $ (2,688,350)     $ 2,340,707

Income tax expense (benefit) .......................      907,573              --       (1,021,573)              --
                                                      -----------     -----------     ------------      -----------
    Net income (loss) ..............................  $ 1,480,776     $ 1,694,472     $ (1,666,777)     $ 2,340,707
                                                      ===========     ===========     ============      ===========

Net income (loss) per common share:
      Basic ........................................  $      0.15     $      0.18     $      (0.17)     $      0.24
                                                      ===========     ===========     ============      ===========
      Diluted ......................................  $      0.15     $      0.17     $      (0.17)     $      0.23
                                                      ===========     ===========     ============      ===========

Weighted average shares outstanding:
      Basic ........................................    9,760,756       9,601,633        9,758,705        9,596,779
                                                      ===========     ===========     ============      ===========
      Diluted ......................................   10,053,574       9,959,934        9,758,705        9,977,490
                                                      ===========     ===========     ============      ===========


See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                             DECEMBER 31,
                                                                        1997              1996
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................   $ (1,666,777)     $  2,340,707
    Adjustments to net income:
       Depreciation and amortization of property and equipment ..        831,658           507,238
       Amortization of computer software development costs,
           acquired technology, goodwill and other intangibles ..      1,172,767           773,112
       Provision for doubtful accounts receivable ...............        632,792           130,171
       Loss on disposal of property and equipment ...............             --            16,738
    (Increase) decrease in:
       Trade accounts receivable ................................     (2,184,623)       (7,206,814)
       Note receivable from related party .......................             --         2,501,249
       Inventories ..............................................       (207,667)         (299,355)
       Prepaid expenses and other current assets ................     (2,386,493)       (1,028,685)
    Increase (decrease) in:
       Accounts payable .........................................       (678,490)        1,020,885
       Accrued expenses .........................................      1,815,718        (1,799,236)
       Income tax payable .......................................       (943,547)               --
       Deferred revenue .........................................       (142,498)          341,206
                                                                    ------------      ------------
           Net cash used in operating activities ................     (3,757,160)       (2,702,784)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities ..........................    (12,624,420)      (11,809,469)
    Maturities of marketable securities .........................     18,880,630        11,316,943
    Additions to property and equipment .........................     (1,429,754)         (848,628)
    Additions to computer software development costs ............     (1,300,223)         (976,480)
    Additions to intangible assets ..............................             --          (135,433)
    Additions to goodwill .......................................         73,661                --
    Issuance of notes receivable from employees .................             --          (145,000)
                                                                    ------------      ------------
           Net cash provided by (used in) investing activities ..      3,599,894        (2,598,067)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options and warrants ........        291,366           130,574
    Dividends paid ..............................................             --          (600,000)
                                                                    ------------      ------------
           Net cash provided by (used in) financing activities ..        291,366          (469,426)
                                                                    ------------      ------------

    Effect of exchange rate changes on cash .....................         32,897                --
                                                                    ------------      ------------
           Net (decrease) increase in cash and cash equivalents .        166,997        (5,770,277)

Cash and cash equivalents at beginning of period ................      9,132,631        16,894,711
                                                                    ------------      ------------

Cash and cash equivalents at end of period ......................   $  9,299,628      $ 11,124,434
                                                                    ============      ============




See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                DECEMBER 31, 1997


(1)      BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements represent the accounts of IMNET Systems, Inc. and its wholly owned subsidiaries (the "Company" or "IMNET"). The consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary to a fair statement of financial position and results of operations for the periods covered by this report have been made. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company's financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

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

         The Company's revenue is derived primarily from the sale, installation and support of components of the IMNET Electronic Information Warehouse: the IMNET Image Engine(R), the IMNET Workflow Engine(TM), IMNET MedVision, the IMNET Electronic Patient Record System (EPRS)(TM), IMNET EPRS/Web, IMNET LaserArc, and the IMNET Application Programming Interfaces. Revenues from system sales consist of IMNET and third party hardware and software license fees. Sources of maintenance and professional services revenues include services for installation and training, as well as maintenance and service contracts for software and certain hardware support. IMNET systems are sold directly to end-users as well as through third party distribution partners.

         Revenue from sales to the healthcare industry decreased to 82% and 81% of total revenue in the three and six month periods ended December 31, 1997 from 85% and 89% of total revenue in the corresponding periods in fiscal 1997. Although such sales may fluctuate from quarter to quarter, the Company anticipates that sales to the healthcare industry will increase as a percentage of total annual revenue over time. Revenue from sales outside of the United States was 14% and 16%, respectively, of total revenue in the three and six month periods ended December 31, 1997 compared to 9% and 6% for the corresponding periods in fiscal 1997. On June 25, 1997, the Company acquired Advisoft, a French systems integration and consulting services company which had been its distribution partner in France since 1993. As a result of this acquisition, the amount of revenue derived and the percentage of total revenue from sales outside the United States are expected to increase in fiscal 1998.

Revenue Recognition Policies.

         The Company's typical sale of a software license to an end-user customer involves several milestones, beginning with the execution of the agreement between the Company and the customer. The agreement describes the software license terms, any hardware to be delivered, and if any services and maintenance are to be performed. The Company and the customer mutually agree upon functional specifications as to the operating environment, number of terminals, response times, etc. The Company then assembles the hardware components required to demonstrate compliance with the functional specifications, at the Company's offices, and loads the Company's and other third party proprietary software. The configured system is then used to demonstrate that the system meets the functional specifications. The Company and the customer participate in this process. When all functional specifications have been demonstrated, the customer signs a written acknowledgment signifying the completion of factory acceptance. The Company repackages the software and those hardware components to be delivered to the customer, which are picked up by common carrier and delivered to the customer. At this point, the Company recognizes 100% of the hardware revenue and 90% of the software license revenue.

         The Company assists the customer in installing the system and in loading the customer's information at the customer's location. The Company and the customer mutually review each of the functional specifications in the customer's environment to confirm that the configured system meets the functional specifications. When there is mutual agreement that all functional specifications have been met, the customer signs a written acknowledgment signifying completion of site acceptance. The Company then recognizes the remaining 10% of software license revenue which was deferred at the time of factory acceptance and delivery.

         On occasion, as for example when an existing end-user previously has accepted a software product, an end-user may elect to waive the factory and site acceptance procedures. In such instances, the end-user becomes obligated to pay upon delivery of the software product and the Company recognizes 100% of the revenue from the software license upon such delivery. Similarly, the Company recognizes 100% of the revenue from enterprise-wide licenses of software to end-users upon delivery of the software, assuming there are no further significant vendor obligations. Revenue derived from system sales to distribution partners is recognized 100% upon delivery to the distribution partner, if the payment terms are fixed with all amounts due within twelve months, there are no other significant obligations to be performed by the Company and the distribution partner meets the Company's criteria with respect to sell-through and credit risk.

         Revenue from professional services, which may include preparation of functional specifications, systems integration, and training, among others, is recognized as the services are performed. Revenue derived from maintenance and support contracts is recognized ratably over the terms of the related contracts.

         Deferred revenue represents either billings rendered to or payments received from customers for systems prior to factory acceptance and delivery to the customer and maintenance and support services billed in advance.

         At December 31, 1997, the Company had approximately $59.3 million of signed sales contracts for systems and services which had not yet been delivered ("Backlog"), of which approximately $21.0 million is to be recognized as revenue in the next twelve months. Backlog includes contracts for software license fees, hardware sales and maintenance and professional services that may include cancellation provisions that do not pertain to IMNET's performance, and contracts that are expected to result in revenue over periods of as much as five years. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs and a typical end-user installation requires from one to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenue it expects to achieve in any particular period.

Software Capitalization Policy.

         The Company capitalizes a portion of its computer software development costs. These costs relate primarily to the development of new products and substantial enhancements to existing products to accommodate new markets or platforms using existing technologies and programming methods. Amortization of computer software development costs is provided by the Company on individual products or enhancements and begins when the product or enhancement is available for general use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or (2) the amount determined using the straight-line method over the estimated useful life of the software, not to exceed three years.

ADVISOFT ACQUISITION

         On June 25, 1997, the Company completed the acquisition of Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been the Company's distribution partner in France since 1993. Prior to its acquisition of Advisoft, the Company recognized revenue of $1,157,000 and $1,392,000 from Advisoft for the years ended June 30, 1997 and 1996, respectively. Aggregate consideration for the acquisition, which has been accounted for by the purchase method, was $5.1 million in cash and 85,084 shares of IMNET Common Stock having a market value of $2.0 million as of such date. The Company has allocated $6.9 million of the purchase price to goodwill and has included the results of operations of Advisoft in the Company's consolidated statement of operations effective July 1, 1997. Over time, the Company expects to work with Advisoft to adapt and market the Company's healthcare application software products for use in France and other European countries.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of total revenue for each fiscal period indicated:

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   DECEMBER 31,                 DECEMBER 31,
                                                                1997       1996              1997        1996
                                                               -----      -------           -----        ----
Revenue:
    System sales ....................................            75.0%      80.7 %           73.1%        80.2%
    Maintenance and professional services ...........            25.0       19.3             26.9         19.8
                                                               ------     ------            -----        -----
       Total revenue ................................           100.0      100.0            100.0        100.0
                                                               ------     ------            -----        -----

Operating expenses:
    Cost of system sales ............................            19.6       22.0             29.7         21.9
    Cost of maintenance and professional services ...            11.4       12.7             13.5         13.9
    Sales and marketing .............................            24.4       27.9             31.2         27.7
    Research and development ........................            13.2       11.4             17.4         11.7
    General and administrative ......................            17.6       14.3             21.1         14.3
    Non-recurring charges ...........................              --         --               --          3.6
                                                               ------     ------            -----        -----
       Total operating expenses .....................            86.2       88.3            112.9         93.1
                                                               ------     ------            -----        -----
       Operating income (loss) ......................            13.8       11.7            (12.9)         6.9
Interest and other income, net ......................             1.0        3.6              1.8          4.3
                                                               ------     ------            -----        -----
    Income (loss) before income taxes ...............            14.8       15.3            (11.1)        11.2
Income tax expense (benefit) ........................             5.6         --             (4.2)          --
                                                               ------     ------            -----        -----
    Net income (loss) ...............................             9.2%      15.3%            (6.9)%       11.2%
                                                               ======     ======            =====        =====


Comparison of the Three Months Ended December 31, 1997 and 1996.

         Revenue. The Company's total revenue was $16.1 million for the second quarter of fiscal 1998 compared to revenue of $11.1 million for the second quarter of fiscal 1997, an increase of $5.0 million, or 45%. Revenue generated from direct sales and distribution partners was $5.8 million and $10.3 million, respectively, for the second quarter of fiscal 1998 compared with $8.5 million and $2.6 million for the corresponding period in 1997. This change in revenue mix reflects the continued maturation of the Company's business partner relationships. The Company's total revenue derived from sales to healthcare customers was $13.2 million or 82% of total revenue for the second quarter of fiscal 1998 compared to $9.4 million or 85% of total revenue for the corresponding period in fiscal 1997. Revenue from sales to international customers was $2.3 million in the second quarter of fiscal 1998 compared to $1.0 million in the corresponding quarter of fiscal 1997, an increase that substantially reflects the inclusion of the Advisoft operations in the Company's consolidated results since its acquisition on June 25, 1997. Revenue from maintenance and professional services was $4.0 million in the second quarter of fiscal 1998 compared to $2.1 million in the second quarter of fiscal 1997, an increase of $1.9 million, or 90%. The increase in revenue from these services is primarily attributable to increased installation and training activities, additional maintenance contracts, and service-based revenue recognized by Advisoft.

         Cost of Revenue. The cost of system sales in the second quarter of fiscal 1998 was $3.2 million compared to $2.4 million in the corresponding period of fiscal 1997. As a percentage of system sales revenue, the cost of system sales remained stable at 26% in the second quarter of fiscal 1998 compared to 27% in the second quarter of fiscal 1997. The cost of maintenance and professional services in the second quarter of fiscal 1998 was $1.8 million compared to $1.4 million in the corresponding period of fiscal 1997. The cost of maintenance and professional services as a percentage of maintenance and professional services revenue decreased to 46% in the second quarter of fiscal 1998 compared to 66% in the corresponding period. The percentage decrease was in part due to continued improvement in the efficiency of service personnel and the increased service revenue recognized by Advisoft.

         Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses of the Company's sales and marketing personnel. Sales and marketing expenses increased to $3.9 million in the second quarter of fiscal 1998 from $3.1 million in the second quarter of fiscal 1997, an increase of 26%. The increase is primarily due to higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenue decreased to 24% in the second quarter of fiscal 1998 compared to 28% in the second quarter of fiscal 1997.

         Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $2.1 million in the second quarter of fiscal 1998 from $1.3 million in the second quarter of fiscal 1997, an increase of $.8 million, or 62%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $.6 million in software development costs in the second quarter of fiscal 1998 related to new products expected to be released over the next six months. These capitalized costs represented 21% of the Company's total research and development expenditures during this period compared to 29% in the corresponding quarter of fiscal 1997. As a percentage of total revenue, research and development expenses increased to 13% from 11% in the second quarter of fiscal 1998 as compared to the corresponding quarter of fiscal 1997.

         General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $2.8 million in the second quarter of fiscal 1998 compared to $1.6 million in the second quarter of fiscal 1997, an increase of 75%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's growth as well as incremental professional services fees. General and administrative expenses as a percentage of total revenue increased to 18% in the second quarter of fiscal 1998 from 14% in the second quarter of fiscal 1997.

            Provision for Income Taxes. Because of operating losses experienced through fiscal 1996, the Company had not incurred any current income tax liabilities or provided for any income taxes through the second quarter of fiscal 1997. Beginning in the third fiscal quarter of 1997, the Company began providing for income tax expense due to the expected current income tax liabilities that resulted from profitable operations in fiscal 1997 coupled with the impact of the annual limitation on the Company's use of net operating loss and credit carryforwards. The Company's effective income tax rate for fiscal 1998 is expected to be approximately 38%. The Company recorded an income tax provision of $0.9 million in the second quarter of fiscal 1998 as a result of incurring pre-tax operating profits for the period.

         Net Income. The Company's net income for the second quarter of fiscal 1998 was $1.5 million or $0.15 per share, compared to net income of $1.7 million, or $0.17 per share, in the second quarter of fiscal 1997. The Company had a total net operating loss carryforward of approximately $9.4 million as of June 30, 1996 to offset some of the taxable income during fiscal 1997. As a result, the Company did not record any income tax expense for the second quarter of fiscal 1997. Had income tax expense been recorded in the second quarter of fiscal 1997 at the currently anticipated 38% effective tax rate, net income for the period would have been $1.1 million, or $0.11 per share.

Comparison of Six Months Ended December 31, 1997 and 1996.

         Revenue. The Company's total revenue was $24.0 million for the first six months of fiscal 1998 compared to revenue of $20.8 million for the first six months of fiscal 1997, an increase of $3.2 million, or 15%. Revenue generated from direct sales and distribution partners was $10.6 million and $13.4 million, respectively, for the first six months of fiscal 1998 compared with $13.5 million and $7.3 million for the first six months of fiscal 1997. The Company's total revenue derived from sales to healthcare customers was $19.6 million for the first six months of fiscal 1998 compared to $18.5 million for the corresponding period in fiscal 1997, an increase of $1.1 million, or 6%. This increase was primarily due to a larger customer base as well as an increase of $7.2 million of revenue resulting from the Company's alliances with distribution partners. Revenue from additional sales to international customers was $3.6 million in the first six months of fiscal 1998 compared to $1.3 million in the corresponding six months of fiscal 1997, an increase of $2.3 million, or 177%, principally due to the inclusion of the operating results of Advisoft since the acquisition on June 25, 1997. Revenue from maintenance and professional services was $6.4 million in the first six months of fiscal 1998 compared to $4.1 in the first six months of fiscal 1997, an increase of $2.3 million, or 56%. The increase in revenue from these services is primarily attributable to increased installation and training activity, additional maintenance contracts, and service-based revenue recognized by Advisoft.

            Cost of Revenue. The cost of system sales in the first six months of fiscal 1998 was $7.1 million compared to $4.5 million in the corresponding period of fiscal 1996. As a percentage of system sales revenue, the cost of system sales increased to 40.6% in the first six months of fiscal 1998 compared to 27.3% in the corresponding period of fiscal 1997. The cost of maintenance and professional services as a percentage of maintenance and professional service revenue decreased to 50.4% from 70.2%, due primarily to the revenue increase mentioned above. The Company's total gross margin decreased to 56.8% from 64.2% during the prior year, primarily due to the unexpectedly low revenue results of the Company's first fiscal quarter ended September 30, 1997.

            Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $7.5 million in the first six months of fiscal 1998 from $5.7 million in the same period of fiscal 1997, an increase of 32%. The increase is primarily due to higher sales commissions from increased system sales and higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenue increased to 31% in the first six months of fiscal 1998 compared to 28% in the first six months of fiscal 1997, primarily due to the unexpectedly low revenue results of the Company's first fiscal quarter ended September 30, 1997.

            Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the facilities, computing, benefits and other administrative costs allocated to such personnel. Research and development expenses increased to $4.2 million in the first six months of fiscal 1998 from $2.4 million in the first six months of fiscal 1997, an increase of $1.8 million, or 75%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $1.3 million in software development costs in the first six months of fiscal 1998. These capitalized costs represented 24% of the Company's total research and development expenditures during this period. As a percentage of total revenue, research and development expenses increased to 17% from 12% in the first six months of fiscal 1998, as compared to the corresponding period in fiscal 1997, primarily due to the unexpectedly low revenue results of the Company's first fiscal quarter ended September 30, 1997.

            General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $5.1 million in the first six months of fiscal 1998 compared to $3.0 million in the first six months of fiscal 1997, an increase of 70%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's growth. General and administrative expenses as a percentage of total revenue increased to 21% in the first six months of fiscal 1998 from 14% in the first six months of fiscal 1997, primarily due to the unexpectedly low revenue results of the Company's first fiscal quarter ended September 30, 1997.

            Non-recurring Charges. The Company incurred a non-recurring charge of $.8 million during the first six months of fiscal 1997 related to acquisition costs associated with the Hunter International, Inc. acquisition completed during the Company's first quarter ended September 30, 1996.

         Provision of Income Taxes. The Company had a total operating loss carryforward of approximately $9.4 million as of June 30, 1996 to offset some of the taxable income in fiscal year 1997. As a result, the Company did not provide any income tax expense for the first six months of fiscal 1997. Due to the increased profitability of the Company, management expects to begin making estimated income tax payments in the second half of fiscal 1998. Although the Company expects to pay income taxes in fiscal 1998, due to certain net operating loss limitations, the Company believes that a reduction in its valuation allowance for deferred income tax assets will offset some income tax expense.

         Net Income. The Company's net loss for the first six months of fiscal 1998 was $1.7 million, or $0.17 per share, compared to net income of $2.3 million, or $0.23 per share, in the first six months of fiscal 1997. Exclusive of non-recurring charges recorded in the first six months of fiscal 1997, net income for the first six months of fiscal 1997 would have been $3.1 million, or $0.31 per share. The decline in the Company's results was primarily due to the net loss in the first quarter of fiscal 1998 of $3.2 million, or $0.15 per share partially offset by the second quarter performance of the Company. Had income tax expense been recorded in the first six months of fiscal 1997 at the current anticipated 38% effective tax rate, net income for the period would have been $1.5 million or $0.15 per share.

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

         Cash, cash equivalents and marketable securities totaled $14.6 million at December 31, 1997 compared to $20.7 million at June 30, 1997. The $6.1 million decrease in cash and marketable securities was largely due to: (i) the net loss of $1.7 million incurred during the six months of fiscal 1998; (ii) a decrease in income tax payable of $1.2 million, due to the payment of estimated taxes; and (iii) a $2.2 million increase in accounts receivable. The cash dividends paid on common stock disclosed in the consolidated statements of stockholders' equity and cash flows for the period ended September 30, 1997 were normal stockholder distributions paid by Hunter, Inc. prior to the merger of Hunter, Inc. with the Company, which was accounted for as a pooling of interests. IMNET has not paid any dividends on its common stock.

         The Company plans to continue to increase its professional staff during the foreseeable future to meet anticipated sales volume and to support research and development efforts. The Company expects that its requirements for office facilities and office equipment will grow as staffing requirements dictate. To accommodate its growth, the Company signed an operating lease, effective January 1997, to increase its headquarters space to 96,000 square feet. In October 1997, the Company signed an additional operating lease increasing the leased square footage to 118,000. As a result, the Company will incur increased rental expense. The Company has forecast capital expenditures of approximately $1.2 million for the remainder of fiscal 1998 for the purchase of computer equipment for existing and new employees, furniture and fixtures, and equipment associated with the new office facility, new training equipment, and new equipment for customer demonstrations.

         The Company's accounts receivable days sales outstanding ("DSO") remain relatively high and have increased in fiscal 1998. Management believes that its willingness to grant extended billing and payment terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms (i) demonstrate that the Company is comfortable with providing the purchaser the leverage inherent in deferred payments (thereby demonstrating its confidence in its product), and
(ii) permit the purchaser (and the Company) to commit to a large order, while the payment stream is tailored to a longer period of time (thereby providing the purchaser with a means to finance the project over one or more internal cash budgeting cycles). Therefore, management believes the accounts receivable DSO's will remain relatively high in fiscal 1998 due to the extended terms selling strategy. However, the failure by customers to pay significant amounts as they become due would have a material adverse effect on the Company's financial position and results of operations.

         The Company believes that its cash and cash equivalents and marketable securities, along with net cash flows provided from operations, will be sufficient to finance expected cash requirements for operating activities and anticipated growth for at least the next 12 months.

Nonetheless, the Company may seek a credit facility in the future to provide for any working capital or capital expenditure needs that may arise. The Company's ability to meet its cash obligations on a long-term basis will depend on its achieving and maintaining profitable operations and on consistent and timely collection of its accounts receivable. To date, inflation has not had a material impact on the Company's revenue or income.

RISK FACTORS

         The Company will require significant funds to implement its business strategies. The Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenue that may not materialize as quickly or smoothly as anticipated; (ii) the Company incurs significant expenses in connection with research and development, as well as the development of its direct and indirect selling and marketing efforts; and (iii) the Company may incur charges related to acquisitions and business alliances. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with any funds provided by operations, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all.

         The Company has experienced significant quarterly fluctuations in operating results which may continue in future periods. The Company's revenue from system sales has varied significantly from quarter to quarter as a result of the volume and timing of system sales and customer acceptance and delivery. Professional services revenue has also fluctuated from quarter to quarter as a result of the timing of installation of software and hardware and project management. Revenue from maintenance services has not fluctuated significantly from quarter to quarter and has been increasing as the number of the Company's customers increases. Since a significant percentage of the Company's expenses are fixed, quarterly operating results will vary with the timing and fluctuation of total revenue. Furthermore, margins are affected by the mix of products sold.

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

         Note regarding Private Securities Litigation Reform Act: Statements made by IMNET which are not historical facts, including projections, statements of plans, objectives, expectations, or future economic performance, are forward looking statements that involve risks and uncertainties and are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. IMNET's future financial performance could differ significantly from that set forth herein, and from the expectations of management. Important factors that could cause IMNET's financial performance to differ materially from past results and from those expressed in any forward looking statements include, without limitation, the factors discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations". For further information on these and other risk factors, please refer to IMNET's Form 10-K for the year ended June 30, 1997, including the "Business-Risk Factors" section thereof.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           Not applicable.

                           PART II - OTHER INFORMATION


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (A) EXHIBITS:

EXHIBIT                                                                                              SEQUENTIAL
NUMBER          DESCRIPTION OF EXHIBIT                                                               PAGE NUMBER
-------         ----------------------                                                               -----------
11              Computation of Per Share Earnings - Three and Six Months
                Ended December 31, 1997 and 1996.                                                        16

27              Financial Data Schedule (for SEC use only).

                (B) REPORTS ON FORM 8-K:

                1. The Company filed a report on Form 8-K dated October 29, 1997 containing press releases concerning the Company's financial results for the period ending September 30, 1997 and certain management changes.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                               IMNET SYSTEMS, INC.



                               By:  /s/ Kenneth D. Rardin
                                    -------------------------------------
                                    Kenneth D. Rardin
                                    President and Chief Executive Officer



Dated: February 13, 1998       By: /s/ Scott A. Remley
                                   -------------------------------------
                                   Scott A. Remley
                                   Senior Vice President and Chief Financial
                                   Officer