Form 10-Q
period 1998-03-31
IMNET SYSTEMS INC
filed 1998-05-15
CIK 893329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------

Commission File Number            0-26306
                       ---------------------------------------------------


                               IMNET SYSTEMS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                39-1730068
     -----------------------------------             ----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


       3015 Windward Plaza, Windward Fairways II, Alpharetta, GA   30005
     ----------------------------------------------------------------------
       (Address of principal executive offices)                 (Zip code)


                                 (770) 521-5600
     ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

There were 9,780,736 shares of Common Stock outstanding as of April 30, 1998.

                               IMNET SYSTEMS, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX



                         PART I - FINANCIAL INFORMATION

                                                                                         PAGE
                                                                                         ----
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)
         Consolidated Balance Sheets - March 31, 1998 and June 30, 1997                     3

         Consolidated Statements of Operations - Three Months and Nine Months
         Ended March 31, 1998 and 1997                                                      4

         Consolidated Statements of Cash Flows - Nine Months Ended
         March 31, 1998 and 1997                                                            5

         Notes to Interim Consolidated Financial Statements                                 6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                           6-15




                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               17


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               18-23

         Computation of Per Share Earnings - Three and Nine Months
         Ended March 31, 1998 and 1997.

         Financial Data Schedule (for SEC use only).

         Valuation and Qualifying Accounts
            (1)  Allowance for Doubtful Accounts
            (2)  Allowance for Inventory Obsolescence

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               IMNET SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)

                                                                      MARCH 31,           JUNE 30,
                                                                        1998                1997
                                                                    ------------        ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .....................................   $  7,445,770        $  9,132,631
  Marketable securities .........................................      2,320,172          11,606,287
  Accounts receivable, net ......................................     37,221,072          33,858,910
  Inventories ...................................................      2,141,165           2,100,060
  Prepaid expenses and other current assets .....................      4,978,057           2,136,686
                                                                    ------------        ------------
     Total current assets .......................................     54,106,236          58,834,574

Noncurrent accounts receivable ..................................             --             233,949
Other noncurrent assets .........................................        673,859                  --
Property and equipment, net .....................................      6,775,115           6,242,243
Computer software development costs, net ........................      4,288,386           2,556,663
Advance royalties, net ..........................................      6,410,822           6,919,179
Other intangibles, net ..........................................      1,294,552           1,717,120
Goodwill, net ...................................................      9,132,759           9,349,174
                                                                    ------------        ------------
                                                                    $ 82,681,729        $ 85,852,902
                                                                    ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................   $  1,505,843        $  3,026,276
  Accrued expenses ..............................................     10,763,497           9,471,314
  Income taxes payable ..........................................      1,498,000           2,379,220
  Deferred revenue ..............................................      1,872,869           1,186,388
                                                                    ------------        ------------
     Total current liabilities ..................................     15,640,209          16,063,198

Stockholders' equity:
  Common stock, $.01 par value.  Authorized 25,000,000 shares;
    9,818,373 shares issued and 9,780,736 shares outstanding at
    March 31, 1998 and 9,779,374 shares issued and 9,741,737
    shares outstanding at June 30, 1997 .........................         98,184              97,794
 Additional paid-in capital .....................................     83,936,673          83,378,585
 Treasury stock, 37,637 shares, at cost .........................       (148,417)           (148,417)
 Accumulated deficit ............................................    (16,704,538)        (13,538,258)
 Cumulative foreign currency translation adjustment .............       (140,382)                 --
                                                                    ------------        ------------
     Total stockholders' equity .................................     67,041,520          69,789,704
                                                                    ------------        ------------
                                                                    $ 82,681,729        $ 85,852,902
                                                                    ============        ============



See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       THREE AND NINE MONTH PERIODS ENDED
                             MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    MARCH 31,                       MARCH 31,
                                                              1998             1997             1998             1997
                                                          ------------     ------------     ------------     ------------
Revenue:
  System sales ..................................         $  9,749,432     $ 11,525,391     $ 27,335,821     $ 28,182,349
  Maintenance and professional services .........            3,437,530        2,017,784        9,894,890        6,130,311
                                                          ------------     ------------     ------------     ------------
     Total revenue ..............................           13,186,962       13,543,175       37,230,711       34,312,660
                                                          ------------     ------------     ------------     ------------
Operating expenses:
  Cost of system sales ..........................            4,488,499        3,261,121       11,631,513        7,801,700
  Cost of maintenance and professional services .            2,161,604        1,029,217        5,415,539        3,916,909
  Sales and marketing ...........................            4,443,011        3,629,379       11,938,081        9,374,990
  Research and development ......................            2,330,966        1,245,913        6,510,538        3,666,303
  General and administrative ....................            2,241,891        1,033,758        7,323,552        4,008,980
  Non-recurring charges .........................                   --        1,836,513               --        2,586,058
                                                          ------------     ------------     ------------     ------------
     Total operating expenses ...................           15,665,971       12,035,901       42,819,223       31,354,940
                                                          ------------     ------------     ------------     ------------

 Operating income (loss) ........................           (2,479,009)       1,507,274       (5,588,512)       2,957,720

Interest income, net ............................               60,601          343,639          481,754        1,233,900
                                                          ------------     ------------     ------------     ------------

  Income (loss) before income taxes .............         $ (2,418,408)    $  1,850,913     $ (5,106,758)    $  4,191,620

Income tax expense (benefit) ....................             (918,905)         474,929       (1,940,478)         474,929
                                                          ------------     ------------     ------------     ------------

  Net income (loss) .............................         $ (1,499,503)    $  1,375,984     $ (3,166,280)    $  3,716,691
                                                          ============     ============     ============     ============

Net income (loss) per common share:
  Basic .........................................         $      (0.15)    $       0.14     $      (0.32)    $       0.39
                                                          ============     ============     ============     ============
  Diluted .......................................         $      (0.15)    $       0.13     $      (0.32)    $       0.37
                                                          ============     ============     ============     ============

Weighted average shares outstanding:
  Basic .........................................            9,774,572        9,619,378        9,763,967        9,604,202
                                                          ============     ============     ============     ============
  Diluted .......................................            9,774,572       10,218,196        9,763,967       10,058,259
                                                          ============     ============     ============     ============



See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                                       NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                     1998             1997
                                                                                 ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ........................................                     $ (3,166,280)    $  3,716,691
  Adjustments to net income:
     Depreciation and amortization of property and equipment                        1,419,382          797,209
     Amortization of computer software development costs,
       acquired technology, goodwill and other intangibles .                        1,698,273        1,011,179
     Provision for doubtful accounts receivable ............                        1,242,142          290,651
     Provision for inventory obsolescence ..................                          569,406          836,048
 (Increase) decrease in:
     Trade accounts receivable .............................                       (4,370,355)     (12,871,188)
     Note receivable from related party ....................                               --        2,678,249
     Inventories ...........................................                         (610,511)        (343,112)
     Prepaid expenses and other assets .....................                       (3,515,230)        (150,366)
 Increase (decrease) in:
     Accounts payable ......................................                       (1,520,433)       6,051,239
     Accrued expenses ......................................                        1,292,183          870,027
     Income tax payable ....................................                         (881,220)              --
     Deferred revenue ......................................                          686,481          669,739
                                                                                 ------------     ------------
        Net cash (used in) provided by operating activities                        (7,156,162)       3,556,366
                                                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities .......................                      (12,624,420)     (16,839,892)
  Maturities of marketable securities ......................                       21,910,535       27,537,827
  Additions to property and equipment ......................                       (1,952,254)      (2,586,784)
  Additions to computer software development costs .........                       (1,999,468)      (1,130,221)
  Additions to intangible assets ...........................                         (283,188)      (6,951,298)
  Payments in connection with business alliance ............                               --       (1,800,000)
  Issuance of notes receivable from employees ..............                               --         (145,000)
                                                                                 ------------     ------------
        Net cash provided by (used in) investing activities                         5,051,205       (1,915,368)
                                                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and warrants .....                          558,478          404,473
  Dividends paid by acquired company .......................                               --         (600,000)
                                                                                 ------------     ------------
        Net cash provided by (used in) financing activities                           558,478         (195,527)
                                                                                 ------------     ------------

  Effect of exchange rate changes on cash ..................                         (140,382)              --
                                                                                 ------------     ------------
  Net (decrease) increase in cash and cash equivalents .....                       (1,686,861)       1,445,471
  Cash and cash equivalents at beginning of period .........                        9,132,631       16,894,711
                                                                                 ------------     ------------
  Cash and cash equivalents at end of period ...............                     $  7,445,770     $ 18,340,182
                                                                                 ============     ============



See accompanying notes to unaudited interim consolidated financial statements.

                               IMNET SYSTEMS, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND FOR THE THREE AND NINE MONTH PERIODS
                          ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


BASIS OF PRESENTATION

     The accompanying unaudited interim consolidated financial statements represent the accounts of IMNET Systems, Inc. and its wholly owned subsidiaries (the "Company" or "IMNET"). The consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, consisting of normal recurring accruals, which, in the opinion of management, are necessary to a fair statement of financial position and results of operations for the periods covered by this report, have been made. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and related notes appearing in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

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

     The Company's revenue is derived primarily from the sale, installation and support of components of the IMNET Electronic Information Warehouse: the IMNET Image Engine(R), the IMNET Workflow Engine(TM), IMNET MedVision(R), the IMNET Electronic Patient Record System (EPRS)(TM), IMNET EPRS/Web(TM), IMNET LaserArc(R), and the IMNET Application Programming Interfaces. Revenue from system sales consist of software license fees and third party hardware sales. Sources of maintenance and professional services revenue include services for installation and training, as well as maintenance and service contracts for software and certain hardware support. IMNET systems are sold directly to end-users as well as through third party distribution partners.

     Revenue from sales to the healthcare industry decreased to 81% of total revenue in both the three and nine month periods ended March 31, 1998 from 95% and 92% of total revenue in the corresponding periods in fiscal 1997. Although such sales may fluctuate from quarter to quarter, the Company anticipates that sales to the healthcare industry will increase as a percentage of total annual revenue over time. Revenue from sales outside of the United States was 9% and 13%, respectively, of total revenue in the three and nine month periods ended March 31, 1998 compared to 0% and 4% for the corresponding periods in fiscal 1997. On June 25, 1997, the Company acquired Advisoft Consulting, S.A., a French systems integration and consulting services company which had been its product distribution partner in France since 1993. As a result of this acquisition, the amount of revenue derived and the percentage of total revenue from sales outside the United States have increased in fiscal 1998.

REVENUE RECOGNITION POLICIES

     The Company's typical direct sale of a software license to an end-user customer involves several milestones, beginning with the execution of the agreement between the Company and the customer. The agreement describes the software license terms, any hardware to be delivered, and services and maintenance to be performed. The Company and the customer mutually agree upon functional specifications as to the operating environment, number of terminals, response times, etc. The Company then assembles the hardware components required to demonstrate compliance with the functional specifications, at the Company's offices, and loads the Company's and other third party proprietary software. The configured system is then used to demonstrate that the system meets the functional specifications. The Company and the customer participate in this process. When all functional specifications have been demonstrated, the customer signs a written acknowledgment signifying the completion of factory acceptance. The Company repackages the software and those hardware components to be delivered to the customer, which are picked up by common carrier and delivered to the customer. At this point in the installation process, the Company recognizes 100% of the hardware revenue and 90% of the software license revenue. The Company assists the customer in installing the system and in loading the customer's information at the customer's location. The Company and the customer mutually review each of the functional specifications in the customer's environment to confirm that the configured system meets the functional specifications. When there is mutual agreement that all functional specifications have been met at the customer's location, the customer signs a written acknowledgment of the same and the Company then recognizes the remaining 10% of software license revenue which was deferred at the time of factory acceptance and delivery.

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

     Deferred revenue represents either billings rendered to or payments received from customers prior to (a) the achievement of the revenue recognition milestones described above or (b) the actual delivery of services including maintenance services.

     At March 31, 1998, the Company had approximately $62.0 million of signed sales contracts for systems and services which had not yet been delivered ("Backlog"), and accordingly, which has not yet been recognized as revenue. Approximately $22.5 million of Backlog is expected to be recognized as revenue in the next twelve months. Backlog includes contracts for software license fees, hardware sales and maintenance and professional services that may include cancellation provisions that do not pertain to IMNET's performance, and contracts that are expected to result in revenue over periods of as much as five years. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs and a typical end-user installation requires from one to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenue it expects to achieve in any particular period.

SOFTWARE CAPITALIZATION POLICY

     The Company capitalizes a portion of its computer software development costs. These costs relate primarily to the development of new products and substantial enhancements to existing products to accommodate new markets, changing technology platforms or changing customer needs. Amortization of computer software development costs is provided by the Company on individual products or enhancements and begins when the product or enhancement is available for general use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or (2) the amount determined using the straight-line method over the estimated useful life of the software, not to exceed three years.

ADVISOFT ACQUISITION

     On June 25, 1997, the Company completed the acquisition of Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been the Company's product distribution partner in France since 1993. Prior to its acquisition of Advisoft, the Company recognized revenue of $1,157,000 and $1,392,000 from Advisoft for the years ended June 30, 1997 and 1996, respectively. Aggregate consideration for the acquisition, which has been accounted for by the purchase method, was $5.1 million in cash, 85,084 shares of IMNET Common Stock having a market value of $2.0 million as of such date, plus additional cash consideration over the five years subsequent to the transaction depending on the achievement of specified operating results. The Company has allocated $7.2 million of the original purchase price to goodwill and has included the results of operations of Advisoft in the Company's consolidated statement of operations effective July 1, 1997. Over time, the Company expects to work with Advisoft to adapt and market the Company's healthcare application software products for use in France and other European countries.

VALUE ADDED RESELLER AGREEMENT WITH ISG TECHNOLOGIES, INC.

     In March 1997, the Company signed a Value Added Reseller Agreement with ISG Technologies, Inc., a Canadian corporation ("ISG"), whereby the Company will distribute certain of ISG's medical image visualization software products and certain of ISG's medical surgical visualization products under a seven year distribution agreement. IMNET will pay $7.8 million to ISG, constituting both advance royalties against future sales by IMNET of ISG products and the right to sublicense certain of the ISG products without payment of any additional fees. The first payment of $2.6 million to ISG was made in the third quarter of fiscal 1997 and the second payment of $2.6 million was made in the fourth quarter of fiscal 1997. The Company anticipates that the final payment of $2.6 million will be made on or before June 30, 1998. The Company has capitalized the $7.8 million as advance royalties and amortizes these advance royalties in amounts equal to the greater of (a) the straight-line amortization of the royalty over the seven year royalty term, or (b) the amount of amortization based on a ratio of actual ISG related product sales to total anticipated ISG related product sales over the seven year royalty term. The remaining obligation of $2.6 million has been classified in accrued expenses in the accompanying March 31, 1998 consolidated balance sheet.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenue for each fiscal period indicated:

                                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                         MARCH 31,             MARCH 31,
                                                                      1998      1997        1998     1997
                                                                    -------   -------     -------   ------

Revenue:
  System sales ..................................................      73.9%     85.1%       73.4%    82.1%
  Maintenance and professional services .........................      26.1      14.9        26.6     17.9
                                                                    -------   -------     -------   ------
     Total revenue ..............................................     100.0     100.0       100.0    100.0
                                                                    -------   -------     -------   ------
Operating expenses:
  Cost of system sales ..........................................      34.0      24.1        31.2     22.7
  Cost of maintenance and professional services .................      16.4       7.6        14.5     11.4
  Sales and marketing ...........................................      33.7      26.8        32.1     27.3
  Research and development ......................................      17.7       9.2        17.5     10.7
  General and administrative ....................................      17.0       7.6        19.7     11.7
  Non-recurring charges .........................................        --      13.6          --      7.6
                                                                    -------   -------     -------   ------
     Total operating expenses ...................................     118.8      88.9       115.0     91.4
                                                                    -------   -------     -------   ------
     Operating income (loss) ....................................     (18.8)     11.1       (15.0)     8.6
Interest and other income, net ..................................        .5       2.6         1.3      3.6
                                                                    -------   -------     -------   ------
  Income (loss) before income taxes .............................     (18.3)     13.7       (13.7)    12.2
Income tax expense (benefit) ....................................      (6.9)      3.5        (5.2)     1.4
                                                                    -------   -------     -------   ------
  Net income (loss) .............................................     (11.4)%    10.2%       (8.5)%   10.8%
                                                                    =======   =======     =======   ======


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998  AND 1997

     Revenue. The Company did not achieve its revenue expectation for the quarter as a result of several contracts which were not executed as the Company expected. The Company's total revenue was $13.2 million for the third quarter of fiscal 1998 compared to revenue of $13.5 million for the third quarter of fiscal 1997, a decrease of $0.3 million or 2%. Revenue generated from direct sales and distribution partners was $7.4 million and $5.8 million, respectively, for the third quarter of fiscal 1998 compared with $5.7 million and $7.9 million for the corresponding period in 1997. The Company's total revenue derived from sales to healthcare customers was $10.7 million or 81% of total revenue for the third quarter of fiscal 1998 compared to $12.9 million or 95% of total revenue for the corresponding period in fiscal 1997. Revenue from sales to international customers was $1.1 million in the third quarter of fiscal 1998 compared to $56,000 in the corresponding quarter of fiscal 1997, an increase that substantially reflects the inclusion of the Advisoft operations in the Company's consolidated results. Revenue from maintenance and professional services was $3.4 million in the third quarter of fiscal 1998 compared to $2.0 million in the third quarter of fiscal 1997, an increase of $1.4 million, or 70%. The increase in revenue from these services is primarily attributable to increased installation and training activities, additional maintenance contracts, as well as service-based revenue recognized by Advisoft.

     Cost of Revenue. The cost of system sales in the third quarter of fiscal 1998 was $4.5 million compared to $3.3 million in the corresponding period of fiscal 1997. As a percentage of system sales revenue, the cost of system sales increased to 46% in the third quarter of fiscal 1998 compared to 28% in the third quarter of fiscal 1997, primarily due to lower than anticipated software sales in the quarter. The cost of maintenance and professional services in the third quarter of fiscal 1998 was $2.2 million compared to $1.0 million in the corresponding period of fiscal 1997. The cost of maintenance and professional services as a percentage of maintenance and professional services revenue increased to 63% in the third quarter of fiscal 1998 compared to 51% in the corresponding period. The percentage increase was substantially due to an increase in implementation personnel to support the Company's growth.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses of the Company's sales and marketing personnel. Sales and marketing expenses increased to $4.4 million in the third quarter of fiscal 1998 from $3.6 million in the third quarter of fiscal 1997, an increase of $0.8 million or 22%. The increase is primarily due to continued expansion of the Company's sales and marketing staff. Sales and marketing expenses as a percentage of total revenue increased to 33.7% in the third quarter of fiscal 1998 compared to 26.8% in the third quarter of fiscal 1997, primarily due to lower than anticipated software sales in the quarter.

     Research and Development. Research and development expenditures consist primarily of personnel costs of research and development staff and the related facilities, computing and other administrative costs allocated to such personnel. Research and development expenses increased to $2.3 million in the third quarter of fiscal 1998 from $1.2 million in the third quarter of fiscal 1997, an increase of $1.1 million, or 87%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $0.7 million in software development costs in the third quarter of fiscal 1998 related to new products expected to be released over the next six months. These capitalized costs represented 22% of the Company's total research and development expenditures during this period compared to 30% in the corresponding quarter of fiscal 1997. As a percentage of total revenue, research and development expenses increased to 17.7% from 9.2% in the third quarter of fiscal 1998 as compared to the corresponding quarter of fiscal 1997, primarily due to lower than anticipated software sales in the quarter.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $2.2 million in the third quarter of fiscal 1998 compared to $1.0 million in the third quarter of fiscal 1997, an increase of 117%. This increase is partially attributable to increased staffing and related costs necessary to support the Company's actual and anticipated growth as well as incremental professional services costs. General and administrative expenses as a percentage of total revenue increased to 17.0% in the third quarter of fiscal 1998 from 7.6% in the third quarter of fiscal 1997, primarily due to lower than anticipated software sales in the quarter.

     Non-recurring Charges. The Company recorded a non-recurring charge of $1.8 million in the three month period ended March 31,1997, comprised of: (i) $1.4 million related to the write-down of assets associated with its MedVision product line, due to the Value Added Reseller Agreement entered into with ISG Technologies, Inc. in March 1997 and (ii) $0.4 million related to relocation costs associated with the Company's move to its new corporate headquarters, which was completed in the three month period ended March 31, 1997.

     Provision for Income Taxes. Because of operating losses experienced through fiscal 1996, the Company had not incurred any current income tax liabilities or provided for any income taxes through the second quarter of fiscal 1997. Beginning in the third quarter of fiscal 1997, the Company began providing for income tax expense due to the expected current income tax liabilities that resulted from profitable operations in fiscal 1997 coupled with the impact of the annual limitation on the Company's use of net operating loss and credit carryforwards. The Company's effective income tax rate for fiscal 1998 is expected to be approximately 38%. The Company recorded an income tax benefit of $0.9 million in the third quarter of fiscal 1998 as a result of incurring pre-tax operating losses for the period compared to an income tax expense of $0.5 in the third quarter of fiscal 1997.

     Net Income (Loss). The Company's net loss for the third quarter of fiscal 1998 was $1.5 million or $0.15 per share, compared to net income of $1.4 million, or $0.13 per share, in the third quarter of fiscal 1997.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1998 AND 1997

     Revenue. The Company's total revenue was $37.2 million for the first nine months of fiscal 1998 compared to revenue of $34.3 million for the first nine months of fiscal 1997, an increase of $2.9 million, or 9%. This revenue result was below expectations as a result of a number of deferred purchasing decisions made by prospective customers in the first and third quarters of fiscal 1998. Revenue generated from direct sales and distribution partners was $18.8 million and $18.4 million, respectively, for the first nine months of fiscal 1998 compared with $19.3 million and $15.0 million for the first nine months of fiscal 1997. The Company's total revenue derived from sales to healthcare customers was $30.3 million for the first nine months of fiscal 1998 compared to $31.4 million for the corresponding period in fiscal 1997, a decrease of $1.2 million, or 4%. Revenue from sales to international customers was $4.7 million in the first nine months of fiscal 1998 compared to $1.3 million in the corresponding nine months of fiscal 1997, an increase of $3.4 million, or 256%, principally due to the inclusion of the operating results of Advisoft. Revenue from maintenance and professional services was $9.9 million in the first nine months of fiscal 1998 compared to $6.1 in the first nine months of fiscal 1997, an increase of $3.8 million, or 61%. The increase in revenue from these services is primarily attributable to increased installation and training activity, additional maintenance contracts, as well as service-based revenue recognized by Advisoft.

     Cost of Revenue. The cost of system sales in the first nine months of fiscal 1998 was $11.6 million compared to $7.8 million in the corresponding period of fiscal 1997. As a percentage of system sales revenue, the cost of system sales increased to 43% in the first nine months of fiscal 1998 compared to 28% in the corresponding period of fiscal 1997, principally as a result of lower than expected levels of revenue in fiscal 1998. The cost of maintenance and professional services as a percentage of maintenance and professional service revenue decreased to 55% from 64%, due primarily to the revenue increase mentioned above. The Company's total gross margin decreased to 54% from 66% during the prior year, primarily due to the unexpectedly low revenue results in the Company's first and third fiscal quarters of fiscal 1998.

     Sales and Marketing. Sales and marketing expenses consist primarily of sales commissions and related costs and expenses allocated to the Company's sales and marketing personnel. Sales and marketing expenses increased to $11.9 million in the first nine months of fiscal 1998 from $9.4 million in the same period of fiscal 1997, an increase of 27%. The increase is primarily due to higher sales commissions and higher sales salary expense associated with increases in sales personnel. Sales and marketing expenses as a percentage of total revenue increased to 32.1% in the first nine months of fiscal 1998 compared to 27.3% in the first nine months of fiscal 1997, primarily due to the unexpectedly low revenue results in the Company's first and third fiscal quarters of fiscal 1998.

     Research and Development. Research and development expenditures consist primarily of personnel costs of the Company's research and development staff and the related facilities, computing and other administrative costs allocated to such personnel. Research and development expenses increased to $6.5 million in the first nine months of fiscal 1998 from $3.7 million in the first nine months of fiscal 1997, an increase of $2.8 million, or 78%. The increase was primarily attributable to an increase in the number of research and development personnel and associated costs, partially offset by the capitalization of $2.0 million in software development costs in the first nine months of fiscal 1998. These capitalized costs represented 23% of the Company's total research and development expenditures during this period. As a percentage of total revenue, research and development expenses increased to 17.5% from 10.7% in the first nine months of fiscal 1998, as compared to the corresponding period in fiscal 1997, primarily due to the unexpectedly low revenue results in the Company's first and third fiscal quarters of fiscal 1998.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $7.3 million in the first nine months of fiscal 1998 compared to $4.0 million in the first nine months of fiscal 1997, an increase of $3.3 million or 83%. This increase is partially attributable to increased staffing, space and related costs necessary to support the Company's growth. General and administrative expenses as a percentage of total revenue increased to 20% in the first nine months of fiscal 1998 from 12% in the first nine months of fiscal 1997, primarily due to the unexpectedly low revenue results in the Company's first and third fiscal quarters of fiscal 1998.

     Non-recurring Charges. The Company incurred non-recurring charges of $2.6 million during the first nine months of fiscal 1997, comprised of (i) $0.8 million related to acquisition costs associated with the Hunter International, Inc. acquisition, completed during the quarter ended September 30,1996; (ii) $1.4 million related to the write-down of assets associated with its MedVision product line, due to the Value Added Reseller Agreement entered into with ISG Technologies, Inc. in March 1997; and (iii) $0.4 million related to relocation costs associated with the Company's move to its new corporate headquarters, which was completed in the three month period ended March 31,1997.

     Provision of Income Taxes. The Company had total net operating loss carryforwards of approximately $6.0 million as of June 30, 1997 which offset some of the taxable income in the nine months ended March 31, 1997. Due to the increased profitability of the Company and certain limitations on the utilization of net operating loss carryforwards, the Company recorded income tax expense in the three month period ended March 31, 1997 of $0.5 million, which represented estimated income tax payments made by the Company during the third quarter of 1997. Although the Company expects to pay income taxes in fiscal 1998, due to certain limitations on the use of net operating loss carryforwards, the Company assumptions as to the level of its valuation allowance for deferred income tax assets will reduce its overall income tax expense.

     Net Income (Loss). The Company's net loss for the first nine months of fiscal 1998 was $3.2 million, or $0.32 per share, compared to net income of $3.7 million, or $0.37 per share, in the first nine months of fiscal 1997. Exclusive of non-recurring charges recorded in the first nine months of fiscal 1997, net income for the first nine months of fiscal 1997 would have been $6.3 million, or $0.63 per share. Had income tax expense been recorded in the first nine months of fiscal 1997 at the current anticipated 38% effective tax rate, net income for the period, exclusive of non-recurring charges, would have been $4.2 million or $0.42 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception in 1992 the Company has funded its operations, working capital needs and capital expenditures primarily from revenue and sales of equity securities. The Company was initially capitalized primarily by three investment companies, and completed four subsequent private placements. In July 1995, the Company received approximately $37.5 million net of underwriter's discounts and offering costs from its initial public offering. In February 1996, the Company received an additional $18.5 million net of underwriters discounts and offering costs from a subsequent offering of its Common Stock.

     Cash, cash equivalents and marketable securities totaled $9.8 million at March 31, 1998 compared to $20.7 million at June 30, 1997. The $10.9 million decrease in cash and marketable securities was largely due to: (i) the net loss of $3.2 million incurred during the nine months of fiscal 1998; (ii) a decrease in accounts payable of $1.5 million; (iii) an increase in prepaid expenses of $1.5 million, and (iv) a $4.6 million increase in gross accounts receivable. The cash dividends paid on common stock disclosed in the consolidated statements of stockholders' equity and cash flows for the period ended September 30, 1997 were normal stockholder distributions paid by Hunter, Inc. prior to the merger of Hunter, Inc. with the Company, which was accounted for as a pooling of interests. IMNET has not paid any dividends on its common stock.

     The Company believes that its cash, cash equivalents, marketable securities, net cash flows provided from operations and proceeds from its new revolving credit facility, will be sufficient to finance expected cash requirements for operating activities and anticipated growth for at least the next 12 months. The Company's ability to meet its cash obligations on a long-term basis will depend on its achieving and maintaining profitable operations and on consistent and timely collection of its accounts receivable. To date, inflation has not had a material impact on the Company's revenue or expenses.

     Revolving Credit Facility. During the quarter ended March 31, 1998, the Company established a $15.0 million unsecured credit facility for working capital and general corporate purposes. The credit facility, which is subject to certain financial covenants, takes the form of an unsecured revolving line of credit, has a one year term, and is priced below the lender's prevailing prime rate of interest. The credit facility has been put in place to provide financial flexibility if cash needs arise in the future.

     Product Financing Relationship. In April 1998, the Company announced that it had entered into a product financing relationship with an independent information technology financing organization with extensive experience in the financing of hardware, software and service solutions in the healthcare industry. The agreement calls for the financing organization to make available lease financing terms to future IMNET customers as such needs arise. Under such an arrangement, the Company's customer can stretch payment terms over several years with the leasing company, while the leasing company makes payments directly to the Company sooner than has generally been experienced. The Company believes that this long-term financing program could have the dual benefit of shortening certain sales cycles and reducing DSOs over time.

     Days Sales Outstanding. The Company's accounts receivable days sales outstanding ("DSOs") remain high and have increased in fiscal 1998. DSOs (computed on the trailing 12 months revenue basis) as of March 31, 1998 were 252 days compared to 229 at March 31, 1997. Management believes that its willingness to grant extended billing and payment terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms (i) demonstrate that the Company is comfortable with providing the purchaser the leverage inherent in deferred payments (thereby demonstrating its confidence in its product), and (ii) permit the purchaser (and the Company) to commit to a large order, while the payment stream is tailored to a longer period of time (thereby providing the purchaser with a means to finance the project over one or more internal cash budgeting cycles). Because of this business strategy, management believes that DSOs will remain high in fiscal 1998.

     Space and Capital Expenditures. To accommodate its growth, the Company signed an operating lease, effective January 1997, to increase its headquarters space to 96,000 square feet. In October 1997, the Company signed an additional operating lease increasing the leased square footage to 118,000. As a result, the Company will incur increased rental expense. The Company has also forecast capital expenditures of approximately $0.7 million for the remainder of fiscal 1998 for the purchase of computer equipment for employees and customer demonstrations, furniture and fixtures, and equipment associated with the new office facility. Further, the Company currently expects that its capital expenditures in fiscal year 1999 will be lower than that incurred in fiscal year 1998.

RISK FACTORS

     The Company has experienced significant quarterly fluctuations in operating results which may continue in future periods. The Company's revenue from system sales has varied significantly from quarter to quarter as a result of the volume and timing of system sales and customer acceptance and delivery. Professional services revenue has also fluctuated from quarter to quarter as a result of the timing of software and hardware installation. Revenue from maintenance services has not fluctuated significantly from quarter to quarter and has been increasing as the number of the Company's customers increases. Since a significant percentage of the Company's expenses are relatively fixed, quarterly operating results will vary with the timing and fluctuation of total revenue. Furthermore, margins are affected by the mix of products sold.

     In addition, certain risk factors, among others, should be considered carefully in evaluating the Company and its business. These risk factors include the following: (i) limited operating history and lack of consistent profitable operations; (ii) variability in quarterly operating results; (iii) customer concentrations; (iv) product acceptance and market development; (v) dependence on distribution partners; (vi) long sales and delivery cycles; (vii) dependence on future systems sales; (viii) ability to manage growth; (ix) risks associated with acquisitions; (x) technological changes; (xi) competition; (xii) uncertainty in healthcare industry; (xiii) government healthcare reform proposals; (xiv) dependence on key personnel; (xv) dependence on proprietary rights and patents; (xvi) product liability; and (xvii) foreign operations. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, funds provided by operations, together with funds, if any, under the revolving credit facility, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all.

     Year 2000. To accommodate its growth, the Company intends, as a normal part of its expansion, to upgrade and replace certain software products currently in use for internal data processing purposes. Certain of these systems are not "Year 2000" compliant. "Year 2000" compliance will be a critical selection criterion for the replacement systems and the accounting for the procurement of such systems by the Company will be in accordance with generally accepted accounting principles. At this time, the Company does not anticipate any significant incremental expense due to "Year 2000" compliance.

     The Company has marketed "Year 2000" compliant versions of its software products since June 1997. The Company has made available such software products to customers utilizing earlier versions of the Company's products as part of the normal upgrade process defined in the maintenance agreements in force between the Company and such customers. Those agreements also provide that the customer bear the costs of installing upgrades provided as part of the maintenance agreements. The Company also offers its customers software which it licenses from third parties and many of the Company's software programs interface with software developed by its customers or software that its customers directly license from third parties. There can be no assurance that such third party software products are "Year 2000" compliant.

     Revenue Recognition Under SOP 97-2. In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, Software Revenue Recognition which superceded the previous authoritative guidance on this matter, SOP 91-1. The pronouncement is effective for the Company not later than fiscal year 1999 and earlier application is encouraged. In summary, this accounting pronouncement has significant ramifications for all software companies that sell multiple element technology solutions including those solutions comprised of software, hardware and services. The Company is in the process of analyzing the potential impact of SOP 97-2 which could have the effect of slowing the rate of revenue recognition currently in place under SOP 91-1. The Company has not concluded its analysis of SOP 97-2 and the overall impact on the Company's financial statements is not ascertainable at this time.

     Anonymous Letters. As previously disclosed, a series of anonymous letters were written that raised issues about the Company's application of generally accepted accounting principles. The Securities and Exchange Commission (SEC) made a confidential and informal inquiry of the Company and its auditors, KPMG Peat Marwick, LLP ("KPMG"), regarding the anonymous letter allegations. KPMG and the Company have voluntarily provided to the SEC requested documents and analyses supporting the Company's position relative to the matters raised in the anonymous letters. Based on the information currently available, the Company does not believe that the issues raised in the anonymous letters will result in a retroactive or prospective change in the accounting policies utilized by the Company, however, there can be no assurance as to the final outcome of this matter.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) The Company held its annual meeting of stockholders on January 15, 1998.

         (b) On January 15, 1998, the stockholders of the Company elected the following individuals as Directors:

                                    Shares
                                    ------
          Nominee                  Voted For           Authority Withheld
          -------                  ---------           ------------------
     Kenneth D. Rardin             8,593,974                 79,000
     Daniel P. Howell              8,595,626                 77,348
     James A. Gordon               8,595,526                 77,448

          (c) On January 15, 1998, the stockholders of the Company approved the following matter:

                                                                    Broker
                                                                    ------
    Proposal         Voting For     Voting Against     Abstain     Non-Vote
    --------         ----------     --------------     -------     ---------
Approval of the      3,957,308         1,221,710        24,626     3,469,330
IMNET Systems,
Inc. 1997 Long-
Term Incentive
Plan

          (d) None.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS:

EXHIBIT                                                                    SEQUENTIAL
NUMBER   DESCRIPTION OF EXHIBIT                                            PAGE NUMBER
-------  ----------------------                                            -----------
10.41    IMNET Systems, Inc. 1997 Long-term Incentive Plan
         (incorporated herein by reference to Exhibit 10.41 filed with
         Registrant's Registration Statement (No. 333-49299) on
         Form S-8).

11       Computation of Per Share Earnings - Three and Nine Months
         Ended March 31, 1998 and 1997.                                        20

27       Financial Data Schedule (for SEC use only).                           21

99       Valuation and Qualifying Accounts
            (1)  Allowance for Doubtful Accounts                               22
            (2)  Allowance for Inventory Obsolescence                          23

         (b) REPORTS ON FORM 8-K:

         The registrant filed no reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                             IMNET SYSTEMS, INC.



Dated: May 14, 1998                By: s/Kenneth D. Rardin
                                      ------------------------------------------
                                      Kenneth D. Rardin
                                      President and Chief Executive Officer



Dated: May 14, 1998                By:   s/Scott A. Remley
                                      ------------------------------------------
                                      Scott A. Remley
                                      Senior Vice President and Chief Financial
                                      Officer