Form 10-K
period 1998-06-30
IMNET SYSTEMS INC
filed 1998-08-06
CIK 893329

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1998
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         -------------    -------------

                         Commission file number 0-26306

                               IMNET SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                        Delaware                                39-1730068
            (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                  Identification No.)

                 3015 Windward Plaza,
                 Windward Fairways II,
                  Alpharetta, Georgia                               30005
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes[ ] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $189,481,929 at July 31, 1998 (8,328,876 shares). The number of common shares outstanding at July 31, 1998 was 9,807,947 (exclusive of treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement to be mailed to stockholders in connection with the registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-13.

         Note: The discussions in this Form 10-K contain forward-looking statements that involve risks and uncertainties. The actual results of IMNET Systems, Inc. and subsidiaries (the "Company") could differ significantly from those set forth herein. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. A number of important factors could cause the Company's actual results for fiscal 1999 and beyond to differ materially from past results and those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 -- "Business" particularly "Business-Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

INTRODUCTION

     IMNET Systems, Inc. ("IMNET", the "Company" or "Registrant") develops, markets, installs and services electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. The Company's hardware and software systems electronically capture, index, store and retrieve information which is resident on most storage media, including magnetic disk, optical disk, microfilm, paper and x-ray film. IMNET's information management solution, the IMNET Electronic Information Warehouse(TM) ("EIW"), allows users to re-engineer their information management processes to access information on a cost-effective basis and to achieve immediate cost savings through productivity increases. The IMNET EIW is used by healthcare providers and healthcare information systems ("HCIS") vendors to create an electronic medical record ("EMR") by integrating current and historical patient information with existing information management systems. By providing access to information that is not otherwise available electronically, the Company believes that the IMNET EIW is a necessary component to create a complete healthcare information system solution. Since September 1994, the Company has entered into agreements to supply its systems through its HCIS Distribution Partners, including Cerner Corporation, The Compucare Company, Eclipsys Corporation ("Eclipsys"), HBO and Company ("HBOC"), HealthVision, Inc., IDX Systems Corporation, Medical Systems Management, Inc., and Pyramid Health Systems, Inc. (collectively the "HCIS Distribution Partners").

     Businesses and other organizations have made significant investments over the years in information technology with the goal of creating a "paperless" work environment in which information is made available electronically through computers. Despite dramatic advances in computer technology, only a small amount of current and historical information used by certain businesses today is accessible by computer. Most of the critical information used by businesses and other organizations continues to reside on non-electronic storage media such as paper, creating costly information management problems including: (i) delays in accessing information; (ii) space and personnel costs to store and move paper-based records; (iii) lost and misfiled documents; (iv) single user access to relevant data; and (v) errors in entering and reading information.

     The need to access information by computer on a real-time basis is particularly evident in the healthcare industry where the vast majority of patient records are stored in paper files, on x-ray film, and in other formats. Electronic access through computers to current and historical patient information contained in the patient file permits physicians and other care providers to make informed decisions regarding patient care, while avoiding unnecessary costs and delays such as performing duplicate tests already administered by other groups in the healthcare organization. Furthermore, market-driven efforts to contain rising healthcare costs have resulted in an increasing demand for sophisticated healthcare information systems that capture patient data on a real-time basis in an EMR. In order to better control healthcare costs while improving the quality of care provided, physicians need immediate electronic access to patient information.

     The IMNET Electronic Information Warehouse provides healthcare organizations and other document-intensive businesses with a complete electronic information management solution by integrating current and historical data, regardless of storage media, with currently installed information management systems. IMNET's systems electronically capture, index, store and retrieve scanned, microfilmed, or electronically generated paper documents or medical images, utilizing third party hardware devices, while structuring the flow of information to achieve increases in productivity. IMNET's hierarchical information storage management system provides necessary patient information on-line while adding the capability to access less essential information contained in a more cost-effective storage medium. The IMNET Electronic Information Warehouse provides a complementary extension of existing healthcare information systems and clinical databases, thereby enabling the creation of a complete EMR.

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

     The availability of complete, timely and cost-effective patient-centered information is essential to controlling healthcare costs while providing high quality patient care. The effectiveness of existing healthcare information systems is limited because a large amount of healthcare information exists on paper or on film and is not accessible by computer. In many cases, information necessary to provide effective patient care is located at several different sites and is not immediately available to the physician. To implement a computerized patient-centered information system that accesses patient information in a cost-effective manner, current and historical paper records and x-rays must be made available by computer to all points of care.

     Healthcare providers and HCIS vendors have increasingly focused their development efforts on providing a complete EMR at the point of patient care. HCIS vendors have made significant progress integrating many components necessary to construct an EMR, including: (i) the combination of disparate information systems within a provider network; (ii) the automation of certain points of data entry, such as patient admission and scheduling; and (iii) the development of tools such as graphical user interfaces and database management capabilities. However, the EMR's full potential cannot be realized unless it contains needed current and historical patient information and information generated and stored outside of the local computer network. A complete EMR would provide enterprise-wide computer access to, and integration of, information regarding the patient's clinical history including the paper and film-based medical record, as well as the patient's demographic, financial and insurance information, which is often contained in a paper-based financial folder.

     The storage and retrieval of non-computer-based information on a cost-effective basis is essential to the creation of the computer-based patient record. The IMNET Electronic Information Warehouse addresses this need by providing on-line access to current and historical paper-based, film-based and other electronically-generated information, thereby enabling the creation of the complete EMR.

RECENT DEVELOPMENT - PROPOSED MERGER WITH HBO & COMPANY

     On July 23, 1998, IMNET signed an Agreement of Merger (the "Merger Agreement") to be acquired by HBO & Company ("HBOC"). The acquisition, which is subject to several terms and conditions, including regulatory and IMNET stockholder approval, the availability of pooling of interests accounting, the absence of material adverse events and the receipt of a "fairness opinion," is anticipated to close during the fourth calendar quarter of 1998. Terms of the acquisition call for IMNET stockholders to receive 0.84 of a share of HBOC common stock for each IMNET share held. If the average closing price per share of HBOC common stock during the twenty consecutive trading days ending on the second trading day prior to the IMNET stockholder special meeting is less than $30.00 per share, then the 0.84 exchange ratio shall be increased ratably to a maximum exchange rate of 1.1111 shares of HBOC for each IMNET share if the average closing price reaches $22.50 per share or below the IMNET Board of Directors may elect to terminate the Merger Agreement if the average closing price of HBOC during the twenty day period drops below $22.50 per share. HBOC delivers enterprise-wide patient care, clinical, financial and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to healthcare organizations throughout the world. See Item 1 -- "Risk Factors -- Proposed Merger with HBOC."


IMNET'S STRATEGY

     IMNET's mission is to make the IMNET Electronic Information Warehouse the de facto standard for the electronic capture, storage and retrieval of healthcare information. To achieve this mission, the Company is pursuing the following strategy:

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

     Expand Relationships with HCIS Vendors. The Company believes that integrating its systems with those of HCIS vendors enhances the total system value to an end-user by providing a complete EMR solution. Since September 1994, IMNET has entered into distribution agreements with its HCIS Distribution Partners to sell IMNET's systems as an integrated component of each vendor's system. Management believes IMNET benefits from these agreements as a result of:
(i) the HCIS Distribution Partner's willingness to "private label" the IMNET system which provides increased credibility and acceptance for the product; (ii) the potential for a shortened sales cycle for a sale to the HCIS Distribution Partner's current customers due to such partner's pre-existing relationship and its knowledge of the customer's needs; (iii) the HCIS Distribution Partner's existing sales and marketing capability, reducing the amount of time and resources IMNET must apply in this area; and (iv) the reduced likelihood that the HCIS Distribution Partner will develop or otherwise acquire a product competitive to IMNET's. The Company intends to continue developing additional distribution partner relationships with leading HCIS vendors. However, the proposed merger with HBOC, which competes directly with many HCIS vendors, may adversely impact this strategy.

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

     Grow Through Acquisitions of Businesses, Products and Technologies. The Company believes it is well-positioned to capitalize on the significant consolidation opportunities which exist in the healthcare information systems industry and other document-intensive businesses. In pursuit of such growth opportunities, the Company completed, in fiscal 1996, the acquisitions of Evergreen Technologies, Inc. ("Evergreen"), a radiological imaging software company, and Quesix Software Inc. ("Quesix"), an electronic patient record management software company. In September 1996, the Company completed the acquisition of Hunter International, Inc. ("Hunter"), a provider of electronic report management and distribution software solutions to the healthcare and other industries. In June 1997, the Company acquired Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been its distribution partner in France since 1993. Collectively, these transactions are referred to herein as "the Acquisitions". The Company will continue to evaluate potential acquisitions which would enable it to continue to expand its market size and to improve its information systems solutions for its customers by leveraging existing strengths, adding core technological competencies and expanding its product offerings. In March 1997, the Company entered into an agreement under which ISG Technologies, Inc., a leading supplier of medical imaging visualization technology, became the exclusive supplier of medical imaging visualization technology to the Company. The licensed technology is marketed under the Company's MedVision product line.

     Expand Beyond the Healthcare Industry. Although IMNET is principally focused on the healthcare market, the Company believes that its product and distribution strategy can be applied in other markets in which large-scale information systems management requirements exist. Outside of healthcare, IMNET has several end-user customers, which include major insurance companies, such as Teachers Insurance and Annuity Association, as well as government agencies such as the CNAV (French Social Security Agency). IMNET intends to continue offering its products and services in non-healthcare industries as opportunities arise.

PRODUCTS

     IMNET's products include proprietary and third party software and third party hardware components which are integrated to create electronic information and document management systems. The IMNET Electronic Information Warehouse consists of integrated product modules marketed as components of the IMNET Image Engine(R), the IMNET Workflow Engine(TM), IMNET MedVision(TM), the IMNET Electronic Patient Record System(TM) ("EPRS"), IMNET EPRS/Web(TM), IMNET LaserArc(R), IMNET/LaserArc(R)/SE, the IMNET Information Search Engine(TM) and related IMNET Application Programming Interfaces together with integrated hardware products and support services. IMNET's software and hardware components, when integrated with an enterprise's currently installed information management system, can enable needed information within the enterprise to be accessible by computer through a complete information management system. The IMNET Electronic Information Warehouse manages information resident on magnetic disk, optical disk, microfilm, paper or x-ray film.

     The open systems architecture of the IMNET Electronic Information Warehouse supports multiple software systems developed by the Company, its customers or its HCIS Distribution Partners. IMNET's systems provide access to an expanded base of information beyond that which is managed by its HCIS Distribution Partners' applications and databases. For the end-user, there may be no change in the appearance of the interface screens other than the ability to display a wider range of information, such as document or medical images. While the distribution partners' software applications store and retrieve discrete data within their own databases or clinical data repositories, IMNET's software controls the storage and retrieval of other patient information made available by the IMNET Electronic Information Warehouse.

     IMNET EIW-based system costs, including hardware, software and services, typically range from $250,000 for a small departmental system to over $5 million for a large enterprise-wide system. In many cases, customers expand their systems with additional product options which may exceed the original system purchase price. IMNET's software products are written in Visual Basic, C and C++ programming languages and operate on a variety of platforms, including Microsoft's Windows, Windows 95 and Windows NT. IMNET's application programming interfaces support systems running on operating environments ranging from IBM, Siemens and Hitachi mainframes to DEC VAX, UNIX, standard personal computers or other workstations. The Company's software products use embedded relational database management systems provided by Microsoft's SQL Server.

IMNET Image Engine(R)

     The IMNET Image Engine is the core component of the IMNET Electronic Information Warehouse. The IMNET Image Engine's functions include: (i) document capture; (ii) prioritized access to information using magnetic disk, optical disk, microfilm, paper and x-ray media; (iii) information retrieval, display and output in print or fax formats; and (iv) interaction with external host applications through standard Application Programming Interfaces ("APIs") and electronic gateways. The IMNET Image Engine, developed internally by the Company, is sold as a stand-alone software product or as a component of a more comprehensive IMNET Electronic Information Warehouse solution. The IMNET Image Engine has an open architecture design supporting a wide range of applications, from departmental systems to high-volume, enterprise-wide or community-wide document management systems. The IMNET Image Engine allows access to a wide range of information including text, data, scanned or microfilmed document images, medical images and faxes.

     The IMNET Image Engine is divided into three subsystems:

     The Document Capture Subsystem supports the functions of document capture from third party scanning or microfilming devices, quality control, indexing and storage. In addition, electronically-generated reports or medical images can be imported from other systems. A final method of document capture is the input of faxes directly from the IMNET Image Engine Fax Server to the Document Capture Subsystem for indexing and storage.

     The Storage and Retrieval Subsystem incorporates a hierarchical information management process which provides for information storage on the most efficient, cost-effective medium available including magnetic disk, optical disk, microfilm, x-ray film or paper. This allows information with high retrieval frequency to be stored on high-speed, on-line magnetic media while enabling less critical information to be accessed from more cost effective storage media. On-line retrieval can be performed on information stored in third party optical disk jukeboxes or in the IMNET MegaSAR Microfilm Jukebox. Information which is accessed less frequently can be stored on mountable optical disks or on microfilm cartridges and then loaded to magnetic storage when requested by the user. In addition, less frequently-used documents in paper folders or on x-ray film can be scanned on demand and delivered on-line to the user.

     The Output Services Subsystem controls the target destination of the requested information. Destinations may include the display monitor of the user's workstation or the IMNET Image Engine Print Server or Fax Server. Hard copy output for complex print or fax requests may be composed of multiple documents retrieved from a variety of media.

IMNET Workflow Engine(TM)

     The IMNET Workflow Engine enables improvements in productivity by structuring the flow of information within an organization. The IMNET Workflow Engine allows a business process analyst or medical records administrator to automate the flow of information, to streamline manual work steps and to manage the interaction of automated systems. A visual design tool is used to depict the logical sequence of work steps and to define the rules which are used to route or distribute information. A workflow model is then created which controls the process by monitoring, re-routing and managing the distribution of information. As an item of work progresses electronically, its contents can be changed by adding or deleting pieces of electronic information, such as word processing files, spreadsheets, annotations, voice recordings, document folders and images. Productivity is also improved by the concurrent management and processing of information.

     The IMNET Workflow Engine is also being used to manage certain aspects of the reimbursement process after a patient's discharge from a hospital. After receiving notification by computer of a patient's discharge, the IMNET Workflow Engine can assemble the patient chart automatically, analyze it for completion, route the record to a physician for insertion of certain missing information and route the electronic chart for concurrent coding and abstracting. By automating this process, healthcare providers can accelerate the post-discharge billing cycle.

     The IMNET Workflow Engine includes reporting tools to monitor workflow, enabling performance measurement and automatic adjustment of workflow priorities. The IMNET Workflow Engine may be sold as a stand-alone product independent of the other elements of the IMNET Electronic Information Warehouse.

IMNET MedVision(TM)

     IMNET MedVision consists of a set of application software products and interface modules which allow the capture, storage and retrieval of radiological images, whether scanned from x-ray film or captured in direct digital form from scanning devices such as computed tomography (CT), nuclear medicine or magnetic resonance imaging (MRI) units. Through direct digital capture, IMNET MedVision is able to preserve all information contained in the original image and to avoid the image degradation inherent in other methods of radiological data transfer and storage. IMNET MedVision allows the transfer and storage of image files using the Digital Imaging Communications for Medicine (DICOM) format and provides access to numerous proprietary file formats developed by medical imaging modality manufacturers, including General Electric, Siemens, Philips Electronics N.V., Toshiba and Picker. IMNET MedVision provides a scalable solution that can support diagnostic usage within the radiology department, as well as access across the enterprise, by clinical and referring physicians. IMNET MedVision can also be used for distribution of image files to support teleradiology and consultation by remote radiology groups.

IMNET Electronic Patient Record System(TM) (EPRS)

     IMNET EPRS is an information and document management application software product which facilitates access to the EMR. EPRS can be sold by the Company's HCIS Distribution Partners as an enhancement of their currently available healthcare application products, or it can be sold as a stand-alone application software product. EPRS users in both the medical records department and the business office have on-line access to a wide range of electronic patient information, including HCIS data, ancillary system reports, images of scanned or microfilmed paper documents and medical images. Information from external HCIS systems can also be imported into the EPRS database using discrete data transactions, thereby improving consistency in indexing documents associated with the patient record, as well as providing access to other reference data, which contributes to efficient workflow and improves retrieval accuracy. EPRS includes a workflow module through which user-defined procedures route patient records for action by physicians and other end-users.

IMNET EPRS/Web(TM)

     IMNET EPRS/Web allows physicians the capability to view electronic patient information from virtually any location. Using secured Internet/Intranet access, authorized physicians can use standard web browsers to access EPRS/Web from their office, home, or other remote locations. Because it is easier to install, operate, and support, EPRS/Web results in lower costs for operations and maintenance. In addition, its greater accessibility results in improved workflow, thereby encouraging increased electronic access to the medical record throughout the enterprise.

IMNET LaserArc(TM)

     IMNET LaserArc is a cost-effective solution for the storage and retrieval of report information. It allows a computer-generated report to be treated as a continuous stream of data which can be searched using pre-defined indices or by user-defined, free-text search criteria. Queries can be run across multiple report files and within defined date ranges, allowing flexibility for extracting, saving, exporting and analyzing information.

IMNET LaserArc/SE(TM)

     IMNET LaserArc/SE extends the text-only electronic report distribution and retrieval capabilities of LaserArc to include both report text and scanned images in a single cost-effective departmental solution. LaserArc/SE integrates the document capture and retrieval features of the IMNET Image Engine with the standalone LaserArc product. LaserArc/SE is based upon an open, client/server architecture using standard PC workstations and servers. It provides information capture, storage, retrieval, display, print and fax services.

IMNET Information Search Engine(TM) (ISE)

     The IMNET Information Search Engine (ISE) is a generalized storage and retrieval tool which supports both scanned and computer-generated document types across a wide range of departmental applications. It was created primarily using the core IMNET Image Engine and Workflow Engine components. By using a flexible database definition combined with easy-to-configure templates for document indexing and retrieval, ISE can be customized for virtually any application. This product provides the customer with a low-cost of entry for simple retrieval applications with significant upgrade potential through the addition of IMNET's Workflow Engine and EPRS products.

IMNET Application Programming Interfaces

     IMNET supplies standard Application Programming Interfaces ("APIs") which allow its customers and distribution partners to access workflow, information management and imaging capabilities directly from the application software of these customers and distribution partners. The APIs, developed internally by IMNET, convert the request for information into a format which the IMNET Image Engine, IMNET Workflow Engine, IMNET Electronic Patient Record System, IMNET LaserArc, IMNET Information Search Engine and IMNET MedVision products can interpret. The applications of customers and distribution partners may run on the same workstation or on any external host computer, ranging from a PC to a mainframe. After a particular application has been integrated using the API, the development cost is eliminated for subsequent installations of the same application, creating an advantage for IMNET and the HCIS Distribution Partners, who may install the same application at many customer sites.

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

PROFESSIONAL SERVICES

     In order to offer a complete information and document management solution to its customers and to ensure customer satisfaction, IMNET provides system design, installation, integration and other post-installation services to end-users both directly and together with the HCIS Distribution Partners. In addition, the Company offers installation, training and integration services to its distribution partners, particularly in early stages of the partnership, to help assure the success of the distribution partner's initial customer installations.

     Installation and Integration Services. IMNET provides system analysis and design recommendations, project management, site preparation, customization, systems integration, installation and training services for its direct customers and distribution partners. IMNET also assists end-users and distribution partners in selecting third party services, such as those for the conversion of paper files to other formats, on an as-needed basis. The Company believes that the quality of its installation and integration services is crucial to its success.

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

RESEARCH AND DEVELOPMENT

     IMNET plans to extend the capabilities of the IMNET Electronic Information Warehouse to increase its functionality as an electronic information storage and retrieval system. IMNET's research and development efforts are currently focused primarily on enhancing existing software products. Although most IMNET products historically have been developed internally, the Company believes that it can respond more quickly to market requirements in certain cases by acquiring complementary products or by licensing them for distribution.

     The Company's research and development efforts are influenced significantly by customer requirements. For example, using existing components from the IMNET Image and Workflow Engines, the Information Search Engine product has been developed to provide a generic storage and retrieval platform which can be used to support both healthcare and non-healthcare applications. The Information Search Engine was first delivered in June 1998. Similarly, the Company is strongly influenced by its HCIS Distribution Partners, particularly to extend higher-level APIs to speed integration of the partners' applications.

     Significant effort in fiscal 1998 was expended in conforming the Company's product releases in order to improve integrated product delivery. In almost all cases, customer delivery requires the simultaneous integration of multiple IMNET products. In order to simplify installation and support, these products will be delivered as part of an integrated EIW release. In addition, many significant product enhancements are being delivered, such as multifacility support for EPRS, Workflow Engine and ISE, as well as the completed integration of the ISG medical image viewing technology into the EPRS product.

SALES AND MARKETING

     The Company currently sells its products directly through its own sales organization and indirectly through its HCIS Distribution Partners. The Company is committed to expanding its presence in the healthcare industry through pursuing additional distribution partnerships with HCIS vendors, medical imaging vendors and systems integration firms, as well as by marketing directly to healthcare providers.

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

     For both direct and indirect sales, the Company's sales resources are organized into teams of account executives paired with one or more application consultants. These teams identify a customer's business issues and propose cost-justified information management solutions. When working with a distribution partner, the Company's sales teams work as a complementary extension of the distribution partner's sales team. IMNET requires a formal product "roll-out" project plan, which includes sales and technical training, as well as cooperative development of marketing materials and product packaging, to be developed jointly with each new distribution partner. To support its private-label distribution strategy, IMNET has designed its marketing, training and documentation materials so that they can be quickly integrated into a partner's sales process.

     The Company primarily markets its products through its headquarters office in Alpharetta, GA, although some sales support teams are located at the distribution partners' premises. The Company's marketing efforts are organized into corporate marketing, target marketing and customer communication programs. The Company supports these efforts by publishing articles, presenting or sponsoring talks at professional meetings, assuming leadership positions in professional organizations, participating in trade shows, advertising in trade publications and issuing frequent announcements to the trade press. Prospective clients are identified through the marketing programs of the Company's distribution partners, as well as the Company's own direct mail and telemarketing efforts.

CUSTOMERS AND SIGNED SALES CONTRACTS

     The Company's customers principally consist of healthcare providers located throughout the United States as well as non-healthcare organizations located throughout the United States and worldwide. The Company believes that the installed customer base of its HCIS Distribution Partners represents a significant opportunity to market and sell its products and services.

     At June 30, 1998, the Company had approximately $74.4 million of signed sales contracts for systems and services which had not yet been delivered. This amount includes software license fees, hardware sales and maintenance and professional services which are expected to result in future revenues over periods of as much as five years. The amount of the Company's signed sales contracts for systems and services not yet delivered at June 30, 1997 was approximately $51.0 million. Certain contracts may also include provisions permitting termination that do not relate to IMNET's performance or which allow the customer to delay certain aspects of the order. Because the Company adjusts the timing of an end-user installation to accommodate the customer's needs and because a typical installation requires two to 12 months to complete after contract execution, the Company is unable to predict with any degree of accuracy the amount of revenue it expects to achieve in any particular period. A termination or installation delay of one or more contracts, or the failure of the Company to procure additional contracts, could have a material adverse effect on the Company's business, its financial position, and its results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In fiscal 1998, HBOC accounted for 31% and Eclipsys accounted for 14% of the Company's total revenues. In fiscal 1997, HBOC accounted for 31% and Baptist Memorial Healthcare Systems, Inc. ("Baptist") accounted for 16% of the Company's total revenues. In fiscal 1996, McLaren Regional Healthcare Center ("McLaren") accounted for 22% and SoftNet Systems, Inc. ("SoftNet") accounted for 10% of the Company's total revenues. No other customers accounted for more than 10% of total revenues in such fiscal years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company's direct end-user healthcare customers include Aurora Health Care, Baptist, Charleston Area Medical Center, Duke University Hospital, Eastern Maine Healthcare Center, The Emory Clinic, Greenwich Hospital, Hoag Memorial Hospital, Indiana University Medical Center, Iowa Health Services, Kaweah Delta Health Care District, Loma Linda University Medical Center, the Mayo Clinic at Jacksonville, McLaren, New York Hospital, Owensboro Mercy Health System, St. Barnabas Hospital, Shannon Health System, and Tenet Healthcare Corporation. The Company's general business end-user customers include Associates Insurance, CNAV (the French Social Security Agency), Hastings Mutual Insurance Company, Laborers' Pension and Welfare Fund, Los Angeles County, Teachers Insurance Annuity Association/College Retirement Equities Fund and TNT/USF Holland.

     The Company had international sales of $5.6 million, $1.4 million, and $2.3 million for the fiscal years ended June 30, 1998, 1997, and 1996, respectively. Included in the 1998 amount are revenues of $5.5 million realized by the Company's French subsidiary, IMNET/France.

COMPETITION

     The Company competes with other information and document management systems companies, as well as with certain HCIS vendors and medical imaging systems vendors. Such companies and vendors may team together to place bids for large contracts in competition with the Company and its HCIS Distribution Partners. A decision on the part of any of these competitors to focus their resources in the markets addressed by the Company could have an adverse effect on the Company and its business. In addition, the Company's HCIS Distribution Partners compete with other applications suppliers who do not offer the Company's products. To the extent the Company's HCIS Distribution Partners are unsuccessful compared with their competitors, the Company's business may be adversely affected.

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

REGULATION

     On April 29, 1998, the United States Food and Drug Administration ("the FDA") published a final rule which classifies five medical image management devices that operate using computer software as medical devices under the Federal Food, Drug and Cosmetic Act ("the FDC Act"). To the extent that computer software is a medical device under the regulation, the manufacturers of such products will be required, depending on the product, to: (i) register and list their products with the FDA; (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products; (iii) satisfy certain performance standards or special controls; or
(iv) obtain FDA approval by filing a premarket application that established the safety and effectiveness of the product. The Company expects that the FDA is likely to remain active in regulating computer software that is intended for use in healthcare settings. The FDA currently regulates components of the IMNET MedVision product line for which the Company has the necessary clearances for marketing. For regulated devices, the FDA can impose extensive requirements governing pre- and post-market conditions relating to clinical investigations, approvals, labeling and manufacturing. In addition, such products would be subject to the FDA Acts general controls, including those relating to good manufacturing practices and adverse experience reporting.

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

EMPLOYEES

     As of June 30, 1998, IMNET had 353 full time employees, including 273 in its Alpharetta, GA headquarters. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are excellent.

RISK FACTORS

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly and materially from past results and from those indicated by such forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed below.

     Proposed Merger with HBOC. On July 23, 1998, the Company and HBOC signed a Merger Agreement pursuant to which the Company agreed to be acquired by HBOC. See "Business-Recent Developments." The closing of the acquisition transaction is subject to numerous terms and conditions, including regulatory and IMNET stockholder approvals, the absence of certain material adverse events and the receipt of a "fairness opinion." Until the completion of the transaction, there can be no assurance that the Company will be able to continue to generate sales to and by its HCIS Distribution Partners and direct customers due, in part, to uncertainties relating to the proposed merger. Further, if the acquisition is consummated, then there can be no assurance that the savings and benefits expected to be realized as a result of the transaction will materialize. If the transaction is not consummated, the relationship between: (i) HBOC and the Company; (ii) the Company and its other HCIS Distribution Partners; and (iii) the Company and its direct customers and sales prospects may be materially adversely effected. If the Company's stockholders do not approve the transaction, or if the Company's Board of Directors exercises its right to terminate the transaction to respond to another opportunity, the Company must pay a fee to HBOC of $7.5 million. Stockholders of IMNET should consider that they will receive 0.84 of a share of HBOC common stock for each share of IMNET Common Stock owned by them. If the average closing price per share of HBOC common stock during the twenty consecutive trading days ending on the second trading day prior to the IMNET stockholder special meeting is less than $30.00 per share, then the 0.84 exchange ratio shall be increased based on a formula to a maximum exchange ratio of 1.1111 shares of HBOC for each IMNET share if the average closing price reaches $22.50 or below. The IMNET Board of Directors may elect to terminate the Merger Agreement, but is not obligated to do so, if the average closing price of HBOC during the twenty day period drops below $22.50 per share. Accordingly, if the average closing price is less than $22.50, the Merger proposal is approved by IMNET stockholders and the IMNET Board does not exercise its right to terminate the Merger Agreement, IMNET stockholders could receive merger consideration whose market value is less than the current market value of their shares of IMNET Common Stock. Furthermore, the determination of the right to increase the exchange ratio, and IMNET's right to terminate, are based on an average. There can be no assurance that the market value of HBOC stock received in the merger, at the date of the merger, will equal or exceed that average.

     Integrating the operations (including research and development, inventory purchasing, marketing plans and activities, employee hiring and training, and expansion strategy) and management of the two companies will be a time-consuming process and no assurance can be given that the integration will result in the achievement of all of the anticipated synergies and other benefits expected to be realized from the Merger. Moreover, the integration of these organizations will require the dedication of management resources, which may distract attention from the day-to-day business of the combined company. The inability of management to successfully integrate the operations of the two companies could have a material adverse effect on the business and operating results of HBOC.

     Limited Operating History; Lack of Profitable Operations. The Company commenced operations in 1992 and has sustained substantial losses resulting in an accumulated deficit of $15.4 million at June 30, 1998. The Company incurred net losses in two of the last three fiscal years, including a net loss in 1998 of $1.9 million (after non-recurring charges of $1.5 million) and in 1996 of $6.0 million (after non-recurring charges of $10.4 million). Previously, the Company had incurred net losses of $4.1 million for fiscal 1995 and $5.4 million for fiscal 1994. In addition, the Company will require significant funds to implement its business strategies. The Company may experience losses due to the following factors: (i) the Company's operating expenses are budgeted on anticipated revenues; (ii) the Company incurs significant expenses in connection with research and development, as well as the development of its direct and indirect selling and marketing efforts; (iii) a high percentage of the Company's expenses are fixed; and (iv) the Company may incur charges related to acquisitions, business alliances or changing technologies. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with funds provided by operations, will be sufficient to fund the Company's ongoing operations. The Company believes its cash, cash equivalents and marketable securities, along with net cash provided from operations, and the liquidity available under the Company's line of credit will be sufficient to finance its cash requirements for at least the next 12 months. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

     Variability in Quarterly Operating Results; Volatility of Stock Price. Results of operations have fluctuated and may continue to fluctuate significantly from quarter to quarter as a result of a number of factors, including: (i) contract terms and the volume and timing of system sales and customer acceptances; (ii) customer purchasing patterns, long sales cycles, order cancellations and rescheduling of system installations; (iii) the mix of direct and indirect sales; (iv) the mix of higher-margin software revenues and lower-margin hardware and services revenues; and (v) the actions of competitors. In addition, the Company periodically recognizes revenue from large multi-site licenses and from transactions in which the Company's HCIS Distribution Partners purchased software licenses in quantity for resale. These transactions, which typically have higher margins, are difficult to predict, particularly as to when a distribution partner will acquire additional licenses, and the quantity such partner will purchase. Accordingly, the Company's future operating results are likely to be subject to significant variability from quarter to quarter and could be adversely affected in any particular quarter. The Company's total revenues and results of operations may also be affected by seasonal trends including the possibility of higher revenues in the Company's second and fourth fiscal quarters and lower revenues in its first and third fiscal quarters as a result of many customers' annual purchasing and budgetary practices and the Company's sales commission practices relying in part on annual quotas. As a result, the Company believes that period-to-period comparisons of its revenues and results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance. Due to the foregoing factors, among others, it is possible that the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be materially and adversely affected. In addition, the market price for the Company's Common Stock has been volatile and in the future could be adversely affected by general trends in the Company's industry, changes in general market conditions and other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Customer Concentration. The Company's product sales have been concentrated in a small number of customers, and the Company has historically derived a substantial percentage of its total revenues from a relatively small number of customers. For the year ended June 30, 1998, two customers accounted for approximately 45% of total revenues. In fiscal 1997, two customers accounted for 47% of the Company's total revenues. In fiscal 1996, two customers accounted for 32% of the Company's total revenues. Furthermore, the Company frequently has granted extended payment terms. Developments adverse to the financial condition of any of these customers, their failure to honor payment obligations, or the inability to replace any such customer with significant new customers would have a material adverse effect on the Company's financial position and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Customers and Signed Sales Contracts."

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

     Long Sales and Delivery Cycles; Dependence on Future System Sales. The decision by a healthcare provider to replace or substantially upgrade its information systems typically involves a major commitment of capital and an extended review and approval process. Accordingly, the sales and delivery cycle for the Company's system can range from two to 24 months from initial contact to delivery and acceptance of the products. The time required from initial contact to contract execution can range from two to 12 months. During these periods, the Company may expend substantial time, effort and funds assessing the customer needs, demonstrating the products, preparing contract proposals and negotiating contracts. Under customary direct sales agreements, the Company does not record revenues on products until they have been accepted by the customer at the IMNET system integration facility and then delivered. The length of time between contract execution and acceptance typically ranges from one to 12 months for an end-user depending on the size of the order, the products ordered and delivery terms. At June 30, 1998, the Company had approximately $74.4 million of signed sales contracts for systems and services which had not yet been delivered. This amount includes contracts for software license fees, hardware sales and services that may include cancellation provisions that do not pertain to IMNET's performance, and contracts that are expected to result in revenues over periods of as much as five years. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Risks Associated with Acquisitions. As part of the Company's strategy to enhance and maintain its competitive position, IMNET consummated the Acquisitions and continues to evaluate potential acquisitions of businesses, products and technologies. In considering an acquisition, the Company may compete with other potential acquirors, which may have greater financial and operations resources. Further, the evaluation, negotiation, and integration of such acquisitions may divert significant time and resources of the Company, particularly of management. There can be no assurance that suitable acquisition candidates will be identified, that any acquisitions can be consummated or that any acquired businesses or products can be successfully integrated into the Company's operations. In addition, there can be no assurance that future acquisitions will not have a material adverse effect upon the Company, particularly in the fiscal quarters immediately following the consummation of such transactions due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Acquisitions."

     Technological Changes; Competition. The market for the Company's products is characterized by continued and rapid technological advances in both hardware and software development requiring ongoing expenditures for research and development and the timely introduction of new products. Compatibility with existing and emerging industry standards is essential to the Company's marketing strategy and research and development efforts. The establishment of standards is largely a function of user acceptance, and standards are therefore subject to change. IMNET's products are dependent upon a number of advanced technologies, including those relating to computer hardware and software, storage devices, robotics systems and other peripheral components, all of which are subject to rapid change. To be competitive, IMNET must respond effectively to technological changes by continuing to enhance its existing products to incorporate emerging or evolving standards. There can be no assurance that the Company will be able to respond effectively to technological changes or new product announcements or introductions by others. Furthermore, there can be no assurance that the Company will be able to access needed new technology at an acceptable price. The market for healthcare information systems is intensely competitive. Certain of the Company's competitors have significantly greater financial, technical, research and development and marketing resources than the Company. Competitors vary in size and in the scope and breadth of the products and services offered. The Company's products compete both with other technologies as well as similar products developed by other companies, and other major information management companies may enter the market in which the Company competes. Competitive pressures and other factors, such as new product introductions by the Company or its competitors, or the entry into new geographic markets, may result in significant price erosion that could have a material adverse effect on the Company's business.

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

     On April 29, 1998, the FDA published a final rule which classifies five medical image management devices that operate using computer software. The rule clarifies the regulatory status of some of IMNET's products as medical devices. In addition, the regulation indicates that some of the Company's products are not medical devices subject to FDA regulation. Medical devices are subject to regulation by the FDA which requires, among other things, premarket notifications or approvals and compliance with labeling, registration and listing requirements, good manufacturing practices and records and reporting requirements. The FDA currently regulates components of the Company's MedVision product line.

     Dependence on Key Personnel. Kenneth D. Rardin and certain other executive officers have been primarily responsible for the development and expansion of the Company's business, and the loss of the services of one or more of these individuals could have a material adverse effect on the Company. In addition, the Company believes that its future success will be dependent in part on its continued ability to recruit, motivate and retain qualified personnel. There can be no assurance the Company will be successful in this regard. The Company maintains a $1.0 million key man life insurance policy on the life of Mr. Rardin.

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

     Product Liability. The Company's products are used to provide information that relates to healthcare enterprise operations and information that may be used in other critical applications. Any failure by the Company's systems to provide accurate and timely information could result in claims against the Company. The Company maintains insurance to protect against claims associated with the use of its products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company. Even unsuccessful claims could result in damage to the Company's reputation and the Company's expenditure of funds in litigation and management time and resources. There can be no assurance that the Company will not be subject to product liability claims, that such claims will not result in liability in excess of its insurance coverage or that the Company's insurance will cover such claims or that appropriate insurance will continue to be available to the Company in the future at commercially reasonable rates.

     Foreign Operations. Approximately 10%, 3% and 8% of the Company's total revenues for the respective fiscal years 1998, 1997 and 1996 were attributable to sales outside the United States. Virtually all of the 1998 amount was realized by the Company's French subsidiary, IMNET/France. As of June 30, 1998, the Company had approximately $7.3 million in signed sales contracts, denominated in foreign currencies for systems and services not yet delivered. Sales to customers outside the United States are subject to incremental risks, including the following: (i) agreements may be more difficult to enforce and receivables more difficult to collect through foreign legal systems; (ii) to the extent the Company invoices in foreign currencies as is the case with IMNET/France, exchange rate fluctuations could adversely affect the Company's results of operations; (iii) foreign customers often have longer payment cycles; and (iv) foreign countries could impose withholding taxes or otherwise tax the Company's foreign income, impose tariffs, embargoes or exchange controls or adopt other restrictions on foreign trade. Through June 30, 1998, the Company's results of operations had not been materially affected by currency exchange rate fluctuations.

ITEM 2.  PROPERTIES.

     During fiscal 1997, the Company relocated its main office to 3015 Windward Plaza, Windward Fairways II, Alpharetta, Georgia 30005. At this location, IMNET now leases approximately 118,000 square feet of floor space under lease agreements which expire in 2006. The Company's previously occupied Atlanta facility has been sublet. Pursuant to the Hunter acquisition, the Company acquired leased space of approximately 6,500 square feet in Wilsonville, Oregon. This space is held under a two year lease, expiring on May 31, 2000. Pursuant to the Advisoft acquisition, the Company acquired leased space of approximately 4,100 square feet in Paris, France. This space is held under a three year lease, expiring June 30, 2000.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date hereof, to the Company's knowledge, there are no material legal proceedings pending against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following are the executive officers of the Company as of July 31, 1998.

      Kenneth D. Rardin........................     48     Chairman of the Board, President and Chief Executive
                                                           Officer
      Gary D. Bowers...........................     45     Executive Vice President and Chief Operating Officer
      Thomas D. Underwood......................     40     Senior Vice President - Client Services
      Raymond L. Brown.........................     41     Senior Vice President - Business Development
      Paul J. Collins, Jr......................     41     Senior Vice President - Marketing
      James L. Hall............................     38     Senior Vice President - Sales
      Scott A. Remley..........................     44     Senior Vice President and Chief Financial Officer
      Charles F. Warner........................     58     Vice President - Assistant to the Chairman

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

     Mr. Bowers has been Executive Vice President and Chief Operating Officer of the Company since July 1998. From October 1997 to July 1998, Mr. Bowers served as Senior Vice President - Product Technology. Mr. Bowers has over 24 years of technical and management experience in the computer software and services field. Mr. Bowers joined the Company following the 1992 Acquisition in October 1992 as Vice President Marketing and Business Development. He was employed by IMGE beginning in 1991 as Vice President of Technical Operations. From 1986 through 1991, Mr. Bowers was employed at Software AG as Director of Sales Support for its newly-formed Federal Systems subsidiary and subsequently as Director of the Geographic Information Systems Group.

     Mr. Underwood became Senior Vice President - Client Services in January 1996. He was Vice President - Technical Operations from July 1995 until January 1996. Mr. Underwood has over 16 years of experience in operations management and hardware and software development. From May 1992 through June 1995, Mr. Underwood was Business Unit Manager for the Document Management Systems division of Perceptics Corporation ("Perceptics"), a subsidiary of Westinghouse Electric Corporation. From November 1988 through May 1992, Mr. Underwood served as the Director - Operations and Engineering for Perceptics.

     Mr. Brown has been Senior Vice President - Business Development since November 1997, and served as the Company's Chief Financial Officer from December 1995 to November 1997. Prior to joining IMNET, he was employed by Communications Central, Inc., a pay telephone service provider, as Vice President, Chief Financial Officer and Treasurer from October 1994 to November 1995. From March 1993 to September 1994, Mr. Brown served as Vice President, Chief Financial Officer, Treasurer and Secretary of AER Energy Resources, Inc., a battery manufacturing company, where he had responsibility for all finance, management information systems and human resource activities. From September 1989 to February 1993, Mr. Brown served as Vice President, Finance and Chief Operating Officer of Delta Color, Inc., an ink manufacturing company, where he was responsible for finance and operations. Prior to September 1989, Mr. Brown served as Director, Accounting and Financial Planning for Gould, Inc. in its imaging and graphics division.

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

     Mr. Hall joined IMNET in November 1996 as Senior Vice President - Sales. Prior to joining IMNET, he was employed by The Compucare Company as Vice President of Sales, from September 1995 to October 1996. From March 1987 to June 1995, Mr. Hall served in various sales capacities with divisions of American Express Health Systems Group, and subsequently as National Sales Director of First Data Corporation.

     Mr. Remley joined IMNET in November 1997 as Senior Vice President and Chief Financial Officer. Prior to joining IMNET, he was employed by The Robinson-Humphrey Co., LLC as a securities analyst covering the healthcare industry. From 1990 until 1996 he was employed by Health Management Systems, Inc. as Vice President and Chief Financial Officer. From 1976 until 1990 he was employed by KPMG Peat Marwick serving two years as a partner in the firm's audit division. Mr. Remley is a certified public accountant.

     Mr. Warner joined IMNET in July 1995 and became Vice President and Assistant to the Chairman in December 1997. From July 1995 until December 1997 he served in various sales management positions at IMNET primarily dealing with national accounts and business partners. Prior to joining IMNET, from 1990 until 1995 he served in various sales management capacities with American Express Health Systems Group, and from 1983 until 1990 he was employed by Shared Medical Systems, also in various sales management positions.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock of the Company is traded on The Nasdaq Stock Market under the symbol "IMNT". The chart below sets forth the high and low closing stock prices for each quarter during the last two fiscal years.

     QUARTER ENDED                                            HIGH                  LOW
     ----------------------------------------------        ----------           ----------
     September 30, 1996                                      $33.50               $14.63
     December 31, 1996                                       $25.00               $11.50
     March 31, 1997                                          $30.00               $13.75
     June 30, 1997                                           $31.06               $13.50
     September 30, 1997                                      $40.44               $26.88
     December 31, 1997                                       $24.75               $15.13
     March 31, 1998                                          $25.69               $16.44
     June 30, 1998                                           $23.00               $ 9.88

     The closing price for the Company's Common Stock on July 31, 1998 was $22.75 per share. As of July 29, 1998, there were approximately 92 record holders of the Company's Common Stock. The Company has never declared any cash dividends on its Common Stock. However, Hunter had paid dividends to its stockholders prior to being acquired by the Company. The Company does not anticipate paying any cash dividends in the foreseeable future. The Board of Directors of the Company intends to review this policy from time to time, after taking into account various factors such as the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The selected financial data presented below under "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" as of and for the five fiscal years ended June 30, 1998 is derived from the consolidated financial statements of IMNET Systems, Inc., and subsidiaries, and notes thereto. The consolidated financial statements as of June 30, 1998 and 1997, and for each of the years in the three-year period ended June 30, 1998, and the independent auditors' report thereon, are included at
Item 8 of this Form 10-K. The Selected Financial Data is qualified by, and should be read in conjunction with, such consolidated financial statements, and other financial information appearing elsewhere in this Form 10-K, including
Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                    FISCAL YEAR ENDED JUNE 30,
                                                     --------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                     --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:                                (in thousands, except per share amounts)
Revenues:
 System sales ....................................   $ 40,467    $ 41,025    $ 24,532    $  8,881    $  4,551
 Maintenance and professional services ...........     14,178       9,159       4,848       2,393       1,790
                                                     --------    --------    --------    --------    --------
    Total revenues ...............................     54,645      50,184      29,380      11,274       6,341
                                                     --------    --------    --------    --------    --------
Operating expenses:
 Cost of system sales ............................     15,904      10,569       6,458       4,644       3,253
 Cost of maintenance and professional services ...      8,674       5,511       2,705       1,637       1,155
 Sales and marketing .............................     16,146      13,261       9,752       4,433       3,527
 Research and development ........................      8,544       5,194       3,915       2,343       1,881
 General and administrative ......................      7,289       5,780       4,145       2,430       1,930
 Non-recurring charges ...........................      1,486       2,586      10,370          --          --
                                                     --------    --------    --------    --------    --------
    Total operating expenses .....................     58,043      42,901      37,345      15,487      11,746
                                                     --------    --------    --------    --------    --------
         Operating income (loss) .................     (3,398)      7,283      (7,965)     (4,213)     (5,405)
Interest income, net .............................        532       1,582       1,938         134          29
                                                     --------    --------    --------    --------    --------
         Income (loss) before income taxes .......     (2,866)      8,865      (6,027)     (4,079)     (5,376)
Income tax expense (benefit) .....................       (991)      1,883          --          --          --
                                                     --------    --------    --------    --------    --------
         Net income (loss) .......................   $ (1,875)   $  6,982    $ (6,027)   $ (4,079)   $ (5,376)
                                                     ========    ========    ========    ========    ========

Net income (loss) per common share:
      Basic ......................................   $  (0.19)   $   0.73    $  (0.69)   $  (0.77)   $  (1.38)
                                                     ========    ========    ========    ========    ========
      Diluted ....................................   $  (0.19)   $   0.69    $  (0.69)   $  (0.77)   $  (1.38)
                                                     ========    ========    ========    ========    ========

Weighted average shares outstanding:
      Basic ......................................      9,768       9,615       8,779       5,330       3,888
                                                     ========    ========    ========    ========    ========
      Diluted ....................................      9,768      10,067       8,779       5,330       3,888
                                                     ========    ========    ========    ========    ========


                                                                             JUNE 30,
                                                     --------------------------------------------------------
                                                       1998        1997        1996        1995        1994
                                                     --------    --------    --------    --------    --------
BALANCE SHEET DATA:                                                       (in thousands)
Cash and cash equivalents ........................   $ 15,666    $  9,133    $ 16,895    $  1,857    $  2,634
Marketable securities ............................      2,132      11,606      21,542          --          --
Working capital ..................................     41,590      42,771      49,407       4,873       3,276
Total assets .....................................     82,595      85,853      70,915      11,303       9,405
Total stockholders' equity .......................     68,412      69,790      60,823       8,071       6,552

Note: The selected financial data gives retroactive recognition to the 1997 acquisition of Hunter, which has been accounted for using the pooling of interests method of accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The accompanying discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with Item 1- "Business" and the Company's Consolidated Financial Statements and Notes thereto included as a part of this Form 10-K. In addition, on July 23, 1998 the Company announced that it has entered into an Agreement of Merger with HBOC. See Item 1
- "Business - Recent Developments - Proposed Merger with HBOC" and "Proposed Merger with HBOC", below.

     IMNET develops, markets, installs and services electronic information and document management systems to meet the needs of the healthcare industry and other document-intensive businesses. The Company, which was incorporated on May 15, 1992, acquired the electronic imaging assets of IMGE, Inc. ("IMGE") on October 5, 1992 (the "1992 Acquisition"). From May 15, 1992 through October 5, 1992, the Company's activities consisted primarily of efforts to raise funds and to negotiate the 1992 Acquisition. IMNET's products include proprietary and third party software and hardware components which are integrated to create electronic information and document management systems. IMNET supports its customers through a broad range of systems integration, installation, training and maintenance services.

     The Company's revenues are derived primarily from the sale and support of components of the IMNET Electronic Information Warehouse. Revenues from system sales consist of IMNET and third party hardware and software license fees. Sources of maintenance and professional services revenues include services for installation, project management, and training, as well as maintenance and service contracts for software and certain hardware support. IMNET systems are sold directly to end-users as well as through third party distribution partners. Although most of the Company's relationships with the HCIS Distribution Partners are relatively new, the Company expects that sales to and through its HCIS Distribution Partners and other distribution partners will continue to increase.

     Revenues from sales to the healthcare industry decreased to 83% of total revenues in fiscal 1998 from 93% of total revenues in fiscal 1997, principally as a result of the inclusion of the results of operations of Advisoft (renamed IMNET/France) since its acquisition in late fiscal 1997. The Company anticipates that sales to the healthcare industry will increase as a percentage of total annual revenues from fiscal 1998 levels, although such sales may fluctuate from quarter to quarter. Revenues from sales outside of the United States increased to 10% of total revenues in fiscal 1998 from 3% in fiscal 1997, also as a result of the IMNET/France acquisition.

     The Company's typical sale of a software license to an end-user customer involves several milestones, beginning with the execution of the agreement between the Company and the customer. The agreement describes the software license terms, any hardware to be ordered, and if any services and maintenance are to be performed. The Company and the customer mutually agree upon functional requirements as to the operating environment, number of workstations, response times and similar criteria. The Company then assembles the hardware components required to demonstrate compliance with the functional requirements at the Company's offices and loads the Company's and other third party proprietary software. The configured system is then used to demonstrate that the system meets the customer's requirements. The Company and the customer participate in this process. When all the customer's requirements have been demonstrated, the customer signs a written acknowledgement signifying customer acceptance, typically referred to as "factory acceptance". The Company repackages the software and hardware components, which are picked up by common carrier and delivered to the customer. At this point, the Company recognizes 100% of the hardware revenue and 90% of the software license revenue.

     The Company assists the customer in the installation of the system at the customer's location and in loading the customer's information. The Company and the customer mutually review each of the functional specifications in the customer's environment to confirm that the configured system meets the functional specification. When there is mutual agreement that all functional specifications have been met, the customer signs a written acknowledgement signifying completion of site installation, typically referred to as "site acceptance." The Company then recognizes the remaining 10% of software license revenue which was deferred at the time of customer acceptance and delivery.

     On occasion, as for example when an existing end-user previously has accepted a software product, an end-user may elect to waive the acceptance procedures. In such instances, the end-user becomes obligated to pay upon delivery of the software product and the Company recognizes 100% of the revenue from the software license.

     As noted in the description of a typical transaction with an end-user customer, the Company recognizes revenues derived from system sales to end-user customers, including 90% of software license fees and 100% of hardware revenues, upon customer acceptance provided that acceptance is a condition of the agreement and delivery of the configured system has occurred. The Company defers recognition of 10% of the software license fees until completion of certain insignificant vendor obligations primarily related to the site installation by the customer. The Company recognizes 100% of revenues from enterprise-wide licenses of software to end-users upon delivery of the software, assuming there are no further significant vendor obligations. Revenues derived from system sales to HCIS Distribution Partners are generally recognized 100% upon delivery, if the payment terms are fixed with all amounts due within twelve months, there are no other significant obligations to be performed by the Company and the distribution partner meets the Company's criteria with respect to sell-through and credit risk.

     Revenue recognition for system sales to end-users that have been delivered and accepted by the customer, with contractual payment terms that extend beyond one year, is determined by the Company based upon the Company's historical experience with the customer, the customer's credit worthiness, and an assessment of the enforceability of the contract. All revenues recognized related to contracts with payments due in more than one year are discounted. During the fiscal year ended June 30, 1996, the Company recognized revenue on one arrangement that included payments beyond one year. That contract was with McLaren Regional Healthcare Corporation.

     Revenues from professional services, which may include preparation of functional specifications, project management, systems integration, and training, among others, are recognized as the services are performed, either on a percentage of completion basis or on an hourly rate basis depending on the terms of the underlying services agreement. Revenues derived from maintenance and support contracts are recognized ratably over the terms of the related contracts.

     Deferred revenues represent billings rendered to, or payments received from, customers for either (i) system sales prior to customer acceptance and delivery to the customer or (ii) maintenance and support services prior to rendering such services.

     At June 30, 1998, the Company had approximately $74.4 million of signed sales contracts for systems and services which had not yet been delivered and for which no revenue had been recognized. The amount of signed sales contracts for systems and services which have not been delivered includes contracts for software license fees, hardware sales and maintenance and professional services that may include cancellation provisions that do not pertain to IMNET's performance, and contracts that are expected to result in revenues over periods of as much as five years. Any significant or ongoing failure to achieve signed contracts and subsequent customer acceptance after expending time, effort and funds could have a material adverse effect on the Company's business. Because the Company adjusts the timing of an installation to accommodate customers' needs, and because a typical end-user installation requires two to 12 months to complete, the Company is unable to predict accurately the number of signed sales contracts it expects to fill and consequently the amount of revenues it expects to achieve in any particular period.

     The Company capitalizes a portion of its computer software development costs. These costs relate primarily to the development of new products and enhancements to existing products to accommodate new markets or platforms using existing technologies and programming methods. Amortization of computer software development costs is provided by the Company on individual products or enhancements and begins when the product or enhancement is available for use by customers. Amortization is recorded using the greater of: (i) the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or (ii) the amount determined using the straight-line method over the estimated useful life of the software, not to exceed three years.

FISCAL 1997 ACQUISITIONS

     On June 25, 1997, the Company acquired Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been the Company's distribution partner in France since 1993. Aggregate consideration paid at the time of the acquisition, which has been accounted for utilizing the purchase method, was $5.1 million in cash and 85,084 shares of IMNET Common Stock having a market value of $2.0 million as of such date. Of the total original consideration, $6.9 million was allocated to goodwill. Contingent consideration is potentially payable to the former shareholder of Advisoft over the six year period following the transaction in the event that Advisoft exceeds certain operating results goals. In fiscal 1998, $0.4 million was paid as contingent consideration and goodwill was increased by a like amount. The Company expects to build upon its established working partnership with Advisoft to begin adapting and marketing the Company's healthcare application software products for use in France and elsewhere in continental Europe.

     On September 30, 1996, the Company acquired Hunter International, Inc. ("Hunter"), a provider of electronic report management and distribution software solutions to the healthcare and other industries, by issuing 429,292 shares of IMNET Common Stock having a market value as of such date of approximately $8.4 million for all of the outstanding common stock of Hunter. The acquisition of Hunter and its LaserArc product line provides the Company with electronic report management and distribution solutions. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's accompanying consolidated financial statements have been restated to give retroactive recognition to the acquisition to include the results of operations, financial position and cash flows of Hunter for all periods.

FISCAL 1996 ACQUISITIONS

     On November 3, 1995, the Company acquired Evergreen Technologies, Inc. ("Evergreen") by merger for aggregate consideration consisting of $1.3 million in cash and 82,353 shares of IMNET Common Stock having a market value as of such date of approximately $2.3 million. In connection with the Evergreen acquisition, the Company allocated and expensed in the three months ended December 31, 1995, approximately $2.9 million to in-process research and development and allocated approximately $0.6 million to intangible assets, including goodwill and acquired technology. Additionally, on December 14, 1995 the Company acquired Quesix Software, Inc. ("Quesix"). The aggregate consideration for the acquisition of Quesix was $4.2 million in cash, acquisition costs and assumption of liabilities. In connection with the Quesix acquisition, the Company allocated and expensed in the three months ended December 31, 1995, approximately $2.8 million to in-process research and development, and allocated approximately $1.4 million to goodwill. Subsequent to the fiscal year ended June 30, 1996, the Company discovered a possible income tax liability may have been incurred resulting from the acquisition of Quesix of $1.4 million and reflected such amounts as an increase to goodwill and income taxes payable in the consolidated financial statements as of June 30, 1997. During 1998, the issues that gave rise to the possible income tax liability were resolved and the amounts were reversed. The in-process research and development expensed at the dates of the acquisitions had not reached technological feasibility and had no alternative future use to the Company.

     The Company pursued the acquisitions discussed above to enhance the capabilities and applications of the IMNET Electronic Information Warehouse. The acquisition of Advisoft will enable the Company to adopt and market its healthcare software products internationally and increase its market penetration. The acquisition of Hunter provided the Company with additional electronic report management capabilities. The acquisition of Evergreen and its radiological imaging product line, MedVision, provided the Company with the technology to expand and improve the radiological information storage, retrieval and display capabilities of the IMNET Electronic Information Warehouse.

VALUE ADDED RESELLER AGREEMENT WITH ISG TECHNOLOGIES, INC.

     In March 1997, the Company signed a value added reseller agreement with ISG Technologies, Inc. ("ISG"), a Canadian corporation, whereby the Company will distribute certain of ISG's medical image visualization software products under a seven-year non-exclusive distribution agreement. IMNET made aggregate payments in fiscal 1997 and 1998 totaling $7.8 million to ISG constituting both advance royalties against future sales by IMNET of ISG products and the right to sublicense certain of the ISG products without payment of any additional license fees. The Company has capitalized the $7.8 million of advance royalties and is amortizing these advance royalties using the greater of the ratio of revenues realized versus expected revenues (utilizing the ISG technology) or the straight line method over seven years.

     As a result of the value added reseller agreement entered into with ISG, which rendered obsolete certain technology previously acquired by the Company in the Evergreen acquisition, the Company incurred a non-recurring charge of $1.4 million in the third quarter of fiscal 1997, related to the write-down of the Evergreen technology and the accrual of severance and other costs. These costs included $0.9 million related to the write-off of capitalized software and intangible assets, $0.3 million in severance and other costs related to the termination of employees from Evergreen, and $0.2 million of other expenses.

BUSINESS ALLIANCE WITH HBOC

     In March 1996, the Company signed agreements with HBOC to distribute IMNET's products on a private label basis. Under the terms of the agreements, HBOC markets the IMNET Electronic Information Warehouse, which has been integrated with HBOC's clinical and information solutions, and HBOC will not develop or market competing products. Under the terms of the distribution agreement, the Company paid an aggregate $3.0 million in cash to HBOC in exchange for the seven-year exclusive distribution rights. The Company also agreed to support HBOC's First Perspective product line customers. The First Perspective product line, prior to the distribution agreement, competed with the IMNET Electronic Information Warehouse. The distribution agreement provided that HBOC would offer its First Perspective product line customers the opportunity to convert to the IMNET Electronic Information Warehouse and that the cost for such conversion, estimated by the Company at the time of the agreement to be approximately $3.0 million, will be assumed by the Company. As of June 30, 1998, the Company believes that 8 of 11 total customers will convert to the Company's products and 3 customers will not convert.

     As a result of these transactions, during the three months ended March 31, 1996, the Company recorded a nonrecurring charge of $4.6 million to the Company's consolidated statement of operations and capitalized $1.4 million of intangible assets related to the Company's valuation of the expected cash flows from maintenance revenues for the support of the First Perspective customers. The $1.4 million intangible asset is being amortized on a straight-line basis over an estimated life of seven years. During 1998, the Company determined that the estimated First Perspective conversion costs would exceed the $3.0 million originally estimated and, accordingly, recorded an additional conversion cost charge of $0.5 million. The Company has classified the remaining $2.2 million of estimated conversion costs, net of the $1.3 million conversion costs incurred through June 30, 1998, in accrued expenses in the accompanying June 30, 1998 consolidated balance sheet. The Company believes the amounts accrued are adequate based on current estimates of conversion costs.

     Transactions between HBOC and the Company under the distribution agreement typically involve several steps. HBOC maintains a master copy of IMNET software which it replicates for delivery to its customers when they receive a sublicense. HBOC provides the Company with notice of the number of copies of software that HBOC has duplicated, in writing, either at the end of the accounting period or at the time HBOC grants a sublicense to its customer. HBOC's unconditional obligation to pay the Company for the duplicated software is without regard to the terms and conditions of HBOC's sublicense with its customer. The Company recognizes 100% of the revenue from HBOC as of the date of the notification of duplication by HBOC.

     The Company recognized revenue from the business alliance with HBOC of $16.7 million, $15.8 million and $2.4 million during the years ended June 30, 1998, 1997 and 1996, respectively. These amounts included purchases of software sublicenses by HBOC of $2.0 million in fiscal 1996 and $3.0 million in fiscal 1997 whereby at the time of purchase, HBOC had not identified all of the end-user customers by name, although HBOC had several likely prospects. Subsequently these licenses were delivered to identified customers.

GRANT OF MANUFACTURING RIGHTS TO SOFTNET

     On June 30, 1996, the Company granted to SoftNet Systems, Inc. ("SoftNet") worldwide, exclusive manufacturing rights and non-exclusive, non-healthcare distribution rights for the MegaSAR Microfilm Jukebox and its associated technology. The terms of the transaction also included $1.0 million of nonrefundable software license fees related to the MegaSAR product. The Company will continue to sell the MegaSAR to be manufactured by SoftNet (as the market may demand such technology) and provide maintenance and support for its existing MegaSAR customers.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of total revenues for each fiscal period indicated:

                                                            YEAR ENDED JUNE 30,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Revenues:
   System sales ................................         74.1%       81.7%       83.5%
   Maintenance and professional services .......         25.9        18.3        16.5
                                                     --------    --------    --------
        Total revenues .........................        100.0       100.0       100.0
                                                     --------    --------    --------
Operating expenses:
   Cost of system sales ........................         29.1        21.1        22.0
   Cost of maintenance and professional services         15.9        11.0         9.2
   Sales and marketing .........................         29.5        26.4        33.2
   Research and development ....................         15.6        10.3        13.3
   General and administrative ..................         13.4        11.5        14.1
   Non-recurring charges .......................          2.7         5.2        35.3
                                                     --------    --------    --------
        Total operating expenses ...............        106.2        85.5       127.1
                                                     --------    --------    --------
        Operating income (loss) ................         (6.2)       14.5       (27.1)
                                                     --------    --------    --------
Interest income, net ...........................          1.0         3.2         6.6
                                                     --------    --------    --------
        Income (loss) before income taxes ......         (5.2)       17.7       (20.5)
                                                     --------    --------    --------
Income tax expense (benefit) ...................         (1.8)        3.8          --
                                                     --------    --------    --------
        Net income (loss) ......................         (3.4)%      13.9%      (20.5)%
                                                     ========    ========    ========

Note: The financial data shown above gives retroactive recognition to the 1997 acquisition of Hunter, which has been accounted for using the pooling of interests method of accounting.

Comparison of Fiscal Years Ended June 30, 1998 and June 30, 1997

     Revenues. The Company's total revenues were $54.6 million compared to $50.2 million for fiscal 1997, an increase of $4.4 million, or 9%. The Company's total revenues derived from sales to domestic healthcare customers were $45.6 million for fiscal 1998 or 83% of total revenue, compared to $46.4 million or 93% of total revenue in fiscal 1997. This change in revenue mix is primarily attributable to the inclusion of the results of the Company's French subsidiary, IMNET/France (formerly Advisoft), in fiscal 1998 results since its purchase in late fiscal 1997, and the Company expects the level of domestic sales to increase as a percentage of total sales in the future. Revenues from sales to international customers also increased as a result of the Advisoft acquisition and totaled $5.6 million in fiscal 1998 compared to $1.4 million in fiscal 1997, an increase of $4.2 million, or 309%. The Company acquired Advisoft on June 25, 1997 and anticipates that sales to international customers will continue to increase in fiscal 1999. Revenue derived from direct sales activity was $23.4 million or 43% of total revenue for fiscal 1998 compared to $26.8 million or 53% of fiscal 1997 revenue. Included in total revenues is $31.2 million of revenue resulting from the Company's alliances with its HCIS Distribution Partners, including $16.7 million from HBOC. The Company expects the revenue mix between its direct sales force and that of its HCIS Distribution Partners to remain relatively even in the future, although quarterly fluctuations in mix are likely. Revenues from sales to domestic general business customers remained relatively small at $3.4 million or 6% of total revenue in fiscal 1998 compared to $2.4 million or 5% of total revenue in fiscal 1997.

     Revenues from system sales totaled $40.5 million in fiscal 1998 compared to $41.0 million in fiscal 1997, a decrease of $0.5 million, or 1%. System sales activity was hampered in the Company's first quarter of fiscal 1998 due, in part, to delayed customer purchasing decisions resulting from the Company's disclosure of the receipt of a series of anonymous letters critical of the Company's financial reporting practices. The Company's third fiscal quarter sales were also weaker than expected because several purchase decisions were postponed by prospective customers. Revenues from maintenance and professional services were $14.2 million in fiscal 1998 compared to $9.2 million in fiscal 1997, an increase of $5.0 million, or 55%. The increase in maintenance and professional services revenues is primarily attributable to an increase in project installation activity to healthcare customers and additional maintenance contracts that are beginning to generate revenue as the Company's installed customer base increases.

     The Company's product sales have been volatile and concentrated in a small number of customers and the Company has historically derived a substantial percentage of its total revenues from a relatively small number of customers. Developments adverse to the financial condition of any of these customers or the inability to replace any such customer with significant new customers would have a material adverse effect on the Company's business.

     Cost of Revenues. The cost of system sales in fiscal 1998 was $15.9 million compared to $10.6 million in fiscal 1997, an increase of $5.3 million, or 50%. As a percentage of system sales revenues, the cost of system sales increased to 39% of such revenues in fiscal 1998 from 26% in fiscal 1997, resulting in a decline in gross margins on system sales. Contributing to the decline in gross margin on systems sales was an increase in less profitable hardware sales in fiscal 1998 (23% of system sales in fiscal 1998 as compared to 15% in fiscal
1997), increases in estimated costs to complete the First Perspective conversions (approximately $0.5 million) and certain other projects, increased software amortization expense related to internally developed software ($0.4 million), and the net cost of increased staffing in the client services areas through the first three fiscal quarters.

     The cost of maintenance and professional services was $8.7 million in fiscal 1998 compared to $5.5 million in fiscal 1997, an increase of $3.2 million or 57%, and was substantially in line with the corresponding revenue increase of 55%. The increase in maintenance and professional service costs is primarily a result of the need to add additional installation and support personnel as the installed customer base continues to grow.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related benefits and administrative costs allocated to the Company's sales and marketing efforts. Sales and marketing expenses increased to $16.1 million in fiscal 1998 compared to $13.3 million in fiscal 1997, an increase of $2.8 million, or 22%. With relatively flat systems sales, commission expense in fiscal 1998 approximated the fiscal 1997 levels. Accordingly, the increase in sales and marketing expenses of 22% in fiscal 1998 approximated the 20% increase in staffing in these areas during the year as the Company continued to build its sales and marketing infrastructure in order to generate additional system sales revenue. Expressed as a percentage of total revenues, sales and marketing expenses were 30% in fiscal 1998 compared to 26% in fiscal 1997.

     Research and Development. Research and development expenses consist primarily of salaries and related benefits and administrative costs allocated to research and development efforts, offset by certain costs that meet the Company's software capitalization policies. Research and development expenses increased to $8.5 million in fiscal 1998 from $5.2 million in fiscal 1997, an increase of $3.3 million, or 65%. Of this increase, $1.6 million or about one-half of the increase, relates to the development activities of

IMNET/France since its acquisition. Excluding these costs which were not included in the fiscal 1997 results, research and development costs increased 34% over fiscal 1997 levels, a rate approximating the 31% growth in research and development personnel for the year. The $3.1 million of capitalized computer software development costs in fiscal 1998 represented 27% of the Company's total research and development expenditures, a decline from the 28% level reported for fiscal 1997. Management believes that the capitalization rate in fiscal 1999 will continue at a rate similar to that incurred in fiscal 1998, due to the scheduled release dates of several new software products. As a percentage of total revenues, research and development expenses increased to 16% from 10% in fiscal 1998 as compared to fiscal 1997 due to the lower than anticipated revenue for the year and the increase in such costs related to IMNET/France, which was acquired at the end of fiscal 1997.

     General and Administrative. General and administrative expenses include the costs of corporate operations, finance and accounting, human resources and other general operations of the Company. General and administrative expenses increased to $7.3 million in fiscal 1998 from $5.8 million in fiscal 1997, an increase of $1.5 million, or 26%. General and administrative expenses as a percentage of total revenues remained relatively stable at 13% in fiscal 1998 compared to 12% in fiscal 1997. Included in general and administrative costs are $0.9 million of such costs incurred by IMNET/France which was acquired at the end of fiscal 1997. Adjusting for these costs, general and administrative costs increased 12%, in line with the 11% increase in personnel in these areas. Additionally, the Company incurred additional goodwill amortization in fiscal 1998 of $0.5 million related to the Advisoft acquisition, an incremental provision for doubtful accounts over the prior year's amount of $0.4 million, which was partially offset by reduced bonus expense of $0.6 million due to the Company not achieving its earnings expectations.

     Non-recurring Charges. The Company incurred non-recurring charges of $1.5 million during fiscal 1998. These charges relate to non-recurring costs of settling a claim against the Company ($0.8 million) and legal and other professional service costs incurred by the Company ($0.7 million) to investigate and address the issues related to a series of anonymous letters received by the Company that were critical of the financial reporting practices of the Company. The Company incurred non-recurring charges of $2.6 million during fiscal 1997, comprised of: (i) $0.7 million related to acquisition costs associated with the Hunter acquisition, completed during the three month period ended September 30, 1996; (ii) $1.4 million related to the write-down of assets associated with its MedVision product line, due to the Value Added Reseller Agreement entered into with ISG Technologies, Inc. in March 1997 (see "Value Added Reseller Agreement with ISG Technologies, Inc." above for information concerning these charges); and (iii) $0.5 million related to relocation costs associated with the Company's move to its new corporate headquarters, which was completed in the three month period ended March 31, 1997.

     Income Taxes. The Company recorded an income tax benefit of approximately $1.0 million in fiscal 1998 which resulted in an effective rate of 35% compared to an effective rate of 21% in fiscal 1997. The effective rate in fiscal 1998 is a function of the mix of foreign income tax expense of IMNET/France combined with the income tax benefit in the United States. The 1997 effective rate was lower than the statutory federal and state income rates primarily because of the change in the valuation allowance for deferred tax assets. The Company believes that the net deferred tax assets recorded at June 30, 1998 of $0.9 million will be realized in the future.

     Net Income (Loss). The Company's net loss for fiscal 1998 was $1.9 million, or ($0.19) per share, compared to net income of $7.0 million, or $0.69 per share, in fiscal 1997. Excluding the non-recurring charges of $1.5 million, the tax effected net loss in fiscal 1998 would have been $0.9 million or ($0.09) per share. The decline in the Company's results is largely attributable to the Company's continued investment in its operating infrastructure during the first three fiscal quarters of 1998 in advance of, and at a rate that substantially exceeded, the Company's revenue growth.

Comparison of Fiscal Years Ended June 30, 1997 and June 30, 1996

     Revenues. The Company's total revenues were $50.2 million compared to $29.4 million for fiscal 1996, an increase of $20.8 million, or 71%. The Company's total revenues derived from sales to domestic healthcare customers were $46.4 million for fiscal 1997 compared to $20.5 million for fiscal 1996, an increase of $25.9 million, or 126%. This increase was primarily due to a significantly larger customer base and the recognition of revenue from $7.9 million of enterprise-wide software licenses for the IMNET EPRS, IMNET LaserArc, and IMNET MedVision delivered to Baptist. Also contributing to the increase was $18.2 million of revenue resulting from the Company's alliances with its HCIS Distribution Partners ($15.8 million from HBOC).

     Revenues from sales to domestic general business customers were $2.4 million in fiscal 1997 compared to $6.5 million in fiscal 1996, a decrease of $4.1 million, or 63%. Revenues from sales to international customers were $1.4 million in fiscal 1997 compared to $2.3 million in fiscal 1996, a decrease of $0.9 million, or 40%. Revenues from system sales increased to $41.0 million in fiscal 1997 compared to $24.5 million in fiscal 1996, an increase of $16.5 million, or 67%. Revenues from maintenance and professional services were $9.2 million in fiscal 1997 compared to $4.8 million in fiscal 1996, an increase of $4.4 million, or 89%. The increase in maintenance and professional services revenues is primarily attributable to an increase in services to healthcare customers and additional maintenance contracts, resulting from a larger installed base.

     Cost of Revenues. The cost of system sales in fiscal 1997 was $10.6 million compared to $6.5 million in fiscal 1996, an increase of $4.1 million, or 64%. As a percentage of total revenues, the cost of system sales declined to 21% in fiscal 1997 from 22% in fiscal 1996 as software license fees continued to be a larger proportion of system sales in the revenue sales mix. As a percentage of system sales revenues, the cost of system sales was 26% in both fiscal 1997 and 1996. The cost of system sales also reflected amortization expenses in each fiscal year of $0.7 million relating to technology acquired in the 1992 acquisition and $0.9 million related to the ISG agreement in fiscal 1997. The cost of maintenance and professional services was $5.5 million in fiscal 1997 compared to $2.7 million in fiscal 1996, an increase of $2.8 million, or 104%. As a percentage of total revenues, this amount represented an increase to 11% from 9%. This increase is primarily a result of the need to hire additional installation and support personnel as the installed customer base continues to grow. As a result, the cost of maintenance and professional services, as a percentage of maintenance and professional services revenues, increased to 60% in fiscal 1997 compared to 56% in fiscal 1996.

     Sales and Marketing. Sales and marketing expenses increased to $13.3 million in fiscal 1997 compared to $9.8 million in fiscal 1996, an increase of $3.5 million, or 36%. The increase was primarily due to higher sales commissions from increased system sales and higher sales salary expenses associated with the increase in the number of sales personnel. Expressed as a percentage of total revenues, sales and marketing expenses were 26% in fiscal 1997 compared to 33% in fiscal 1996.

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

     General and Administrative. General and administrative expenses increased to $5.8 million in fiscal 1997 from $4.1 million in fiscal 1996, an increase of $1.7 million, or 39%. This increase was primarily attributable to increases in salaries and associated costs, additional facilities costs due to the January 1997 relocation of the company's corporate offices and an increase in depreciation expense associated with equipment to support increased staffing and the Company's new corporate office facility. General and administrative expenses as a percentage of total revenues decreased to 12% in fiscal 1997 from 14% in fiscal 1996.

     Non-recurring Charges. The Company incurred non-recurring charges of $2.6 million during fiscal 1997, comprised of (i) $0.7 million related to acquisition costs associated with the Hunter acquisition, completed during the three month period ended September 30, 1996; (ii) $1.4 million related to the write-down of Evergreen technology associated with its MedVision product line, which was obsoleted by the licensed technology under the Value Added Reseller Agreement entered into with ISG Technologies, Inc. in March 1997 (see "Value Added Reseller Agreement with ISG Technologies, Inc." above for information concerning these charges); and (iii) $0.5 million related to relocation costs associated with the Company's move to its new corporate headquarters, which was completed in the three month period ended March 31, 1997. During fiscal 1996, the Company incurred nonrecurring charges of $10.4 million, comprised of (i) $5.7 million related to in-process research and development expenses associated with the Company's acquisition of Evergreen and Quesix incurred in the three month period ended December 31, 1995; and (ii) $4.6 million related to the HBOC business alliance entered into in the three month period ended March 31, 1996 (see "1996 Acquisitions" and "Business Alliance with HBOC" above for information concerning these charges).

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

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth certain quarterly financial data for the fiscal years ended June 30, 1998 and June 30, 1997. This quarterly information is unaudited, has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

                                                         FISCAL 1998                                     FISCAL 1997
                                         -------------------------------------------    --------------------------------------------
                                         FOURTH      THIRD      SECOND       FIRST      FOURTH       THIRD      SECOND       FIRST
                                         QUARTER    QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                         --------   --------    --------    --------    --------    --------    --------    --------
                                                                               (in thousands)
STATEMENT OF OPERATIONS DATA:
Total revenues .......................   $ 17,414   $ 13,187    $ 16,074    $  7,970    $ 15,872    $ 13,543    $ 11,110    $  9,659
Operating expenses ...................     15,224     15,666      13,854      13,299      11,546      12,036       9,814       9,505
                                         --------   --------    --------    --------    --------    --------    --------    --------
Operating income (loss) ..............      2,190     (2,479)      2,220      (5,329)      4,326       1,507       1,296         154
Interest income, net .................         51         60         168         253         348         344         398         492
                                         --------   --------    --------    --------    --------    --------    --------    --------
Income (loss) before income taxes ....      2,241     (2,419)      2,388      (5,076)      4,674       1,851       1,694         646
Income tax expense (benefit) .........        950       (919)        907      (1,929)      1,408         475          --          --
                                         --------   --------    --------    --------    --------    --------    --------    --------
Net income (loss) ....................   $  1,291   $ (1,500)   $  1,481    $ (3,147)   $  3,266    $  1,376    $  1,694    $    646
                                         ========   ========    ========    ========    ========    ========    ========    ========


Note: The financial data shown above gives retroactive recognition to the 1997 acquisition of Hunter, which has been accounted for using the pooling of interests method of accounting.

      The Company has experienced significant quarterly fluctuations in operating results which may continue in future periods. The Company's revenues from system sales have varied significantly from quarter to quarter as a result of the volume and timing of system sales, changes in product mix, and customer acceptance and delivery. Professional services revenues have also fluctuated from quarter to quarter as a result of the timing of the installation of software and hardware, project management and customized programming. Revenues from maintenance services have not fluctuated significantly from quarter to quarter and have been increasing as the number of the Company's installed customers increases. Since a significant percentage of the Company's expenses are fixed, quarterly operating results will vary with the timing and fluctuation of total revenues.

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

      The Company will require significant funds to implement its business strategies. The Company may experience losses due to the following factors: (i) many of the Company's operating expenses are incurred in anticipation of future revenue; (ii) the Company incurs significant expenses in connection with research and development, as well as the development of its direct and indirect selling and marketing efforts; (iii) a high percentage of the Company's expenses are fixed; and (iv) the Company may incur charges related to acquisitions and business alliances. As a result, there can be no assurance that the Company will be profitable in the future or that available funds, together with any funds provided by operations, will be sufficient to fund the Company's ongoing operations. If the Company has insufficient funds, there can be no assurance that additional financing can be obtained on acceptable terms, if at all. The absence of such financing would have a material adverse effect on the Company's business, including a possible reduction or cessation of operations.

      Cash, cash equivalents and marketable securities were $17.8 million at June 30, 1998 compared to $20.7 million at June 30, 1997, a decrease of $2.9 million. In spite of the Company's net loss for fiscal 1998 of $1.9 million, the Company generated positive cash flow from operations of $3.8 million. Cash flow from operations was aided by net non-cash charges of $7.2 million and an increase in current liabilities of $3.0 million, offset by increases in accounts receivable and inventories aggregating $1.0 million. Outlays for fixed assets and capitalized technology costs (including the final $2.6 million royalty payment to ISG) totaled $2.4 million and $5.7 million, respectively. To fund these and other costs, the Company liquidated approximately $9.5 million of short-term investments during the year.

      As revenue goals were not met in the first and the third quarter of fiscal year 1998, the Company reduced the rate at which it hired professional staff in the fourth quarter of fiscal 1998. Additionally, the Company made a series of decisions to limit the growth of other operating expenses. The Company plans to modestly increase its professional staff during fiscal 1999 and, as such, the Company expects that its incremental requirements for office facilities and office equipment to facilitate additional staffing should not be significant in fiscal 1999.

      The Company believes that its cash, cash equivalents and marketable securities, along with net cash flows provided from operations, and liquidity available under the Company's line of credit will be sufficient to finance expected cash requirements for its operating activities and its anticipated growth for at least the next 12 months. The Company's ability to meet its cash obligations on a long-term basis will depend on its achieving and maintaining profitable operations and on consistent and timely collection of its accounts receivable. To date, inflation has not had a material impact on the Company's revenues or income.

      Accounts Receivables and DSOs. The Company's accounts receivable balance increased $0.2 million in fiscal 1998, a significantly lower growth rate than the $17.5 million and $15.1 million increases in fiscal 1997 and 1996. During the second half of fiscal 1998, the Company implemented improved cash collection procedures that resulted in fourth quarter cash collections in excess of $22.0 million.

      The Company's accounts receivable days sales outstanding ("DSO" or "days") decreased in fiscal 1998 to 215 days compared to 245 days at the end of fiscal 1997 computed on a trailing four quarters revenue basis, and to 171 days from 196 days computed on the last quarter revenue annualized basis. The Company's DSOs are high by most industry standards due to the Company's historic use of granting payment terms that extend as long as 12 months. Management believes that its willingness to grant extended billing and payment terms, on a negotiated, case by case basis, provides the customer or distributor with additional incentives to commit to large purchases, because such terms: (i) demonstrate that the Company is comfortable with providing the purchaser the leverage inherent in deferred payments thereby demonstrating its confidence in its product; and (ii) permit the purchaser and the Company to commit to a large order, while the payment stream is tailored to a longer period of time thereby providing the purchaser with a means to finance the project over one or more internal cash budgeting cycles. The Company has not experienced any significant losses as a result of this practice.

      The following table summarizes the Company's DSO trends for each of the last three years computed using the trailing four quarters approach and the last quarter annualized approach:

                                  1998                                1997                                1996
                     ------------------------------      ------------------------------      ------------------------------
                      Trailing four        Current        Trailing four        Current        Trailing four        Current
                         quarters          quarter           quarters          quarter           quarters          quarter
                           DSO               DSO               DSO               DSO               DSO               DSO
                     --------------       ---------      --------------       ---------      --------------       ---------
September 30 .....         229               356               239               219               175               143
December 31 ......         240               204               218               198               200               140
March 31 .........         252               254               229               194               188               153
June 30 ..........         215               171               245               196               237               151


      In April 1998, the Company announced that it had entered into a product financing relationship with Sun Data, Inc., an information technology financing organization with extensive experience in the financing of hardware, software and service solutions in the healthcare industry. The agreement calls for the financing organization to make available lease financing terms to future IMNET customers as such needs arise. Under such an arrangement, the Company's customer may stretch payment terms over several years with the leasing company, while the leasing company makes payments directly to the Company sooner than has generally been experienced.

      While the Company believes that the product financing program may contribute to reduced DSOs over time, it also believes that the selective use of extended billing and payment terms will continue. Hence, the Company does not anticipate material changes in DSO levels from those at June 30, 1998 in the foreseeable future. The failure by customers to pay significant amounts as they become due would have a material adverse effect on the Company's financial position and results of operations.

      Leases and Capital Expenditures. At July 1, 1996, the Company had an operating lease agreement for 54,000 square feet of office space. To accommodate continued growth, the Company signed operating leases, effective January 1997 and October 1997, bringing the total leased operating office space in its Alpharetta, GA headquarters to 118,000 square feet and resulting in increased rental expense in fiscal 1997 and 1998. Given the reduced rate of hiring recently implemented, the Company does not expect to incur materially higher levels of rental expense in fiscal 1999.

      The Company anticipates capital expenditures of less than $2.0 million in fiscal 1999 for the purchase of computer equipment for existing and new employees, furniture and fixtures, new training equipment, and new equipment for customer demonstrations.

      Unsecured Credit Facility. During the quarter ended March 31, 1998, the Company established a $15.0 million unsecured credit facility for working capital and general corporate purposes. The credit facility, which is subject to certain financial covenants, takes the form of an unsecured revolving line of credit, has a one year term, and is priced below the lender's prevailing prime rate of interest. The credit facility has been established to provide financial flexibility if cash needs arise in the future. The Company is in compliance with all credit facility covenants as of June 30, 1998.

      Dividends. The cash dividends paid on common stock disclosed in the consolidated statements of stockholders' equity and cash flows for the years ended June 30, 1997 and 1996 represent normal stockholder distributions paid by Hunter prior to its merger with IMNET, which was accounted for as a pooling of interests. IMNET has not paid, and does not intend to pay, any dividends on its common stock.

      Certain Risk Factors. Several risk factors, among others, should be considered carefully in evaluating the Company and its business. These risk factors include the following: (i) limited operating history; lack of profitable operations; (ii) variability in quarterly operating results; volatility of stock price; (iii) customer concentration; (iv) product acceptance and market development; dependence on distribution partners; (v) long sales and delivery cycle; dependence on future system sales; (vi) ability to manage growth; (vii) risks associated with acquisitions; (viii) technological changes; competition;
(ix) uncertainty in healthcare industry; government healthcare reform proposals;
(x) dependence on key personnel; (xi) dependence on proprietary rights and patents; (xii) product liability; and (xiii) foreign operations. For additional detail, please refer to "Business-Risk Factors" contained in Part I, Item 1 of this Form 10-K. Also, see the note preceding Part I of "Business" in this Form 10-K for additional information regarding the Private Securities Litigation Reform Act.

YEAR 2000 IMPACT

      To accommodate its growth, the Company intends, as a normal part of its expansion, to upgrade and replace certain software products currently in use for internal data processing purposes. Certain of these systems are not "Year 2000" compliant, the most significant of which is the Company's financial management system. Demonstrated "Year 2000" compliance will be a critical selection criterion for the replacement systems and the costs incurred for the procurement of such systems by the Company will be recorded at the time of procurement. At this time, the Company does not anticipate any significant incremental expense due to "Year 2000" compliance, but it does expect to incur costs of up to $0.4 million to upgrade internal systems over the course of the next 12 months, at which time all internal data processing systems should be "Year 2000" compliant.

      The Company has marketed "Year 2000" compliant versions of its software product since June 1997. Over the course of the past year, the Company has been in communication with its customers to advise them of version levels required to avoid "Year 2000" issues. The Company has made available such software products to customers utilizing earlier versions of the Company's products as part of the normal upgrade process defined in the maintenance agreements in force between the Company and such customers. Those agreements also provide that the customer bear the costs of installing upgrades provided as part of the maintenance agreements. The Company also offers its customers software which it licenses from third parties and many of the Company's software programs interface with software developed by its customers or software that its customers directly license from third parties. There can be no assurance that such third party software products are "Year 2000" compliant. The Company does not believe that it has any material financial exposure to the "Year 2000" issue.

      Because of the immediacy of "Year 2000", considerable investment is now being made by information technology users to upgrade and convert computer systems which are not "Year 2000" compliant. To the degree that the Company's potential and existing customers will need to make such investments, it is expected that other software purchases may be eliminated, reduced or deferred. This may or may not include new purchases or upgrades to the Company's EIW products.

PROPOSED MERGER WITH HBOC

      On July 23, 1998, IMNET Systems, Inc. ("IMNET", the "Company" or "Registrant") signed an Agreement of Merger (the "Merger Agreement") to be acquired by HBO & Company ("HBOC"). The acquisition, which is subject to several terms and conditions, including regulatory and IMNET stockholder approval, the availability of pooling of interests accounting, the absence of material adverse events and the receipt of a "fairness opinion," is anticipated to close during the fourth calendar quarter of 1998. Terms of the acquisition call for IMNET stockholders to receive 0.84 of a share of HBOC common stock for each IMNET share held. If the average closing price per share of HBOC common stock during the twenty consecutive trading days ending on the second trading day prior to the IMNET stockholder special meeting is less than $30.00 per share, then the
0.84 exchange ratio shall be increased based on a formula to a maximum exchange rate of 1.1111 shares of HBOC for each IMNET share. If the average closing price reaches $22.50 per share or below the IMNET Board of Directors may elect to terminate the Merger Agreement if the average closing price of HBOC drops below $22.50 per share. HBOC delivers enterprise-wide patient care, clinical, financial and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to healthcare organizations throughout the world.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

      In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition which superseded the previous authoritative guidance on this matter, SOP 91-1. The pronouncement is effective for the Company beginning in fiscal year 1999. In summary, this accounting pronouncement has significant ramifications for all software companies that sell multiple element technology solutions including those solutions comprised of software, hardware and services. As with many accounting pronouncements, there are a number of approaches available to the Company in applying SOP 97-2. Most approaches result in the delay of revenue recognition from that experienced under SOP 91-1. The Company believes that SOP 97-2 will have the greatest impact on multiple component sales to end-user customers, which will generally be accounted for using the percentage of completion method of accounting. The Company believes that the application of SOP 97-2 will have little impact on revenue from its HCIS distribution partners, enterprise-wide licenses to end-users or maintenance revenue. The Company expects that SOP 97-2 will result in the delay of some revenue recognition by the Company beginning in fiscal 1999, however the impact on future results will be dependent on the mix of sales activity experienced by the Company. Accordingly, the overall impact on the Company's future results of operations is not ascertainable at this time.

ANONYMOUS LETTERS

      As previously disclosed, a series of "anonymous letters" were written through September 1997 that raised issues about the Company's application of generally accepted accounting principles. The Securities and Exchange Commission
(SEC) made a confidential and informal inquiry of the Company and its auditors, KPMG Peat Marwick, LLP ("KPMG"), regarding the anonymous letter allegations. KPMG and the Company have voluntarily provided to the SEC requested documents and analyses relating to the Company's position relative to the matters raised in the anonymous letters. Based on the information currently available, the Company does not believe that the issues raised in the anonymous letters will result in a retroactive or prospective change in the accounting policies utilized by the Company, however, there can be no assurance as to the final outcome of this informal investigation.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

      Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA



                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
IMNET Systems, Inc.:

      We have audited the accompanying consolidated balance sheets of IMNET Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. In connection with our audits of the accompanying consolidated financial statements, we also have audited the financial statement schedule listed under Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMNET Systems, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                      KPMG PEAT MARWICK LLP

Atlanta, Georgia
July 31, 1998

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        JUNE 30,
                                                                                              -----------------------------
                                                                                                  1998             1997
                                                                                              ------------     ------------
                                           ASSETS
Current assets:
  Cash and cash equivalents ..............................................................    $ 15,666,109     $  9,132,631
  Marketable securities, at cost (estimated market value of $2,132,444 and $11,652,556
   at June 30, 1998 and 1997, respectively) ..............................................       2,132,444       11,606,287
  Trade accounts receivable, net of allowance for doubtful accounts of $2,076,491 and
   $1,115,640 at June 30, 1998 and 1997, respectively ....................................      32,677,175       33,858,910
  Inventories ............................................................................       2,070,524        2,100,060
  Prepaid expenses and other current assets ..............................................       2,443,739        2,136,686
                                                                                              ------------     ------------
       Total current assets ..............................................................      54,989,991       58,834,574

Property and equipment, net ..............................................................       6,714,584        6,242,243
Computer software development costs, net of accumulated amortization of $1,146,270 and
  $391,867 at June 30, 1998 and 1997, respectively .......................................       4,906,344        2,556,663
Acquired technology, net of accumulated amortization of $3,485,000 and $3,310,617
  at June 30, 1998 and 1997, respectively ................................................              --          174,383
Advance royalties, net of accumulated amortization of $1,551,381 at June 30, 1998 and
  $880,821 at June 30, 1997, respectively ................................................       6,548,619        6,919,179
Other intangibles, net of accumulated amortization of $614,244 and $283,332 at June 30,
  1998 and 1997, respectively ............................................................       1,211,825        1,542,737
Goodwill, net of accumulated amortization of $982,613 and $309,032 at June 30, 1998 and
  1997, respectively .....................................................................       7,579,561        9,349,174
Other noncurrent assets ..................................................................         644,477          233,949
                                                                                              ------------     ------------
                                                                                              $ 82,595,401     $ 85,852,902
                                                                                              ============     ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................................    $  2,156,136     $  3,026,276
  Accrued expenses .......................................................................       8,723,508        9,471,314
  Income taxes payable ...................................................................              --        2,379,220
  Deferred revenue .......................................................................       2,520,536        1,186,388
                                                                                              ------------     ------------
       Total current liabilities .........................................................      13,400,180       16,063,198
Other long-term liabilities ..............................................................         783,595               --
                                                                                              ------------     ------------
            Total liabilities ............................................................      14,183,775       16,063,198
Stockholders' equity:
  Common stock, $.01 par value. Authorized 25,000,000 shares; 9,818,786 shares issued and 9,781,149 shares outstanding at June 30, 1998, and 9,779,374 shares issued
    and 9,741,737 outstanding at June 30, 1997 ...........................................          98,188           97,794
  Additional paid-in capital .............................................................      83,939,746       83,378,585
  Treasury stock, 37,637 shares, at cost .................................................        (148,417)        (148,417)
  Accumulated deficit ....................................................................     (15,413,183)     (13,538,258)
  Cumulative foreign currency translation adjustment .....................................         (64,708)              --
                                                                                              ------------     ------------
       Total stockholders' equity ........................................................      68,411,626       69,789,704
 Commitments and contingencies ...........................................................
                                                                                              ------------     ------------
                                                                                              $ 82,595,401     $ 85,852,902
                                                                                              ============     ============


          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED JUNE 30,
                                                        ----------------------------------------------
                                                            1998             1997             1996
                                                        ------------     ------------     ------------
Revenues:
  System sales .....................................    $ 40,466,642     $ 41,024,717     $ 24,532,389
  Maintenance and professional services ............      14,178,289        9,158,945        4,847,696
                                                        ------------     ------------     ------------
    Total revenues .................................      54,644,931       50,183,662       29,380,085
                                                        ------------     ------------     ------------
Operating expenses:
  Cost of system sales .............................      15,904,470       10,568,920        6,457,962
  Cost of maintenance and professional services ....       8,674,248        5,510,716        2,704,536
  Sales and marketing ..............................      16,145,812       13,261,111        9,752,525
  Research and development .........................       8,544,110        5,193,678        3,915,032
  General and administrative .......................       7,288,810        5,780,008        4,144,848
  Non-recurring charges ............................       1,485,610        2,586,059       10,370,000
                                                        ------------     ------------     ------------
    Total operating expenses .......................      58,043,060       42,900,492       37,344,903
                                                        ------------     ------------     ------------
    Operating income (loss) ........................      (3,398,129)       7,283,170       (7,964,818)
  Interest income, net .............................         532,031        1,582,301        1,937,653
                                                        ------------     ------------     ------------
    Income (loss) before income taxes ..............      (2,866,098)       8,865,471       (6,027,165)
  Income tax expense (benefit) .....................        (991,173)       1,883,065               --
                                                        ------------     ------------     ------------
    Net income (loss) ..............................    $ (1,874,925)    $  6,982,406     $ (6,027,165)
                                                        ============     ============     ============
Net income (loss) per common share
  Basic ............................................    $      (0.19)    $       0.73     $      (0.69)
                                                        ============     ============     ============
  Diluted ..........................................    $      (0.19)    $       0.69     $      (0.69)
                                                        ============     ============     ============

Weighted average shares outstanding
  Basic ............................................       9,768,243        9,614,708        8,779,356
                                                        ============     ============     ============
  Diluted ..........................................       9,768,243       10,067,359        8,779,356
                                                        ============     ============     ============


          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended June 30, 1998, 1997 and 1996

                                                                      Preferred Stock
                           ------------------------------------------------------------------------------------------------------
                                    Series A               Series B              Series I                       Series II
                           ------------------------------------------------------------------------------------------------------
                              Shares         Amount     Shares  Amount      Shares        Amount         Shares         Amount
                              ------         ------     ------  ------      ------        ------         ------         ------
Balance at June 30, 1995        65,393      7,283,156       --      --        37,996      5,329,085         51,729      6,810,481
Dividends accrued on
Series A preferred
stock ..................            --             --       --      --            --             --             --             --
Conversion of
preferred stock and
accrued dividends to
common stock ...........       (65,393)    (7,283,156)      --      --       (37,996)    (5,329,085)       (51,729)    (6,810,481)
Sale of common stock ...            --             --       --      --            --             --             --             --
Exercise of stock
options and warrants ...            --             --       --      --            --             --             --             --
Issuance of common
stock in connection
with an acquisition ....            --             --       --      --            --             --             --             --
Dividends paid .........            --             --       --      --            --             --             --             --
Net loss ...............            --             --       --      --            --             --             --             --
                           -----------   ------------   ------   -----   -----------   ------------   ------------   ------------
Balance at June 30, 1996            --             --       --      --            --             --             --             --


Exercise of stock
options and warrants ...            --             --       --      --            --             --             --             --
Issuance of common
stock in connection
with an acquisition ....            --             --       --      --            --             --             --             --
Dividends paid .........            --             --       --      --            --             --             --             --
Net income .............            --             --       --      --            --             --             --             --
                           -----------   ------------   ------   -----   -----------   ------------   ------------   ------------
Balance at June 30, 1997            --   $         --       --   $  --            --   $         --             --   $         --
                           -----------   ------------   ------   -----   -----------   ------------   ------------   ------------

Exercise of stock
options and warrants ...            --             --       --      --            --             --             --             --
Issuance of common
stock in connection
with stock purchase
plan ...................            --             --       --      --            --             --             --             --
Cumulative foreign
currency translation
adjustment .............            --             --       --      --            --             --             --             --
Net loss ...............            --             --       --      --            --             --             --             --
                           -----------   ------------   ------   -----   -----------   ------------   ------------   ------------
Balance at June 30, 1998            --   $         --       --   $  --            --   $         --             --   $         --
                           ===========   ============   ======   =====   ===========   ============   ============   ============


                                  Common Stock            Additional         Treasury Stock
                             ------          ------        Paid-in        ------         ------
                             Shares          Amount        Capital        Shares         Amount
                             ------          ------        -------        ------         ------
Balance at June 30, 1995     2,896,619         28,966      2,233,811        37,637      (148,417)
Dividends accrued on
Series A preferred
stock ..................            --             --             --            --            --
Conversion of
preferred stock and
accrued dividends to
common stock ...........     2,316,257         23,163     19,669,734            --            --
Sale of common stock ...     4,248,500         42,485     55,927,969            --            --
Exercise of stock
options and warrants ...        83,342            833        659,267            --            --
Issuance of common
stock in connection
with an acquisition ....        82,353            824      2,305,060            --            --
Dividends paid .........            --             --             --            --            --
Net loss ...............            --             --             --            --            --
                           -----------   ------------   ------------   -----------   -----------
Balance at June 30, 1996     9,627,071         96,271     80,795,841        37,637      (148,417)


Exercise of stock
options and warrants ...        67,219            672        583,595            --            --
Issuance of common
stock in connection
with an acquisition ....        85,084            851      1,999,149            --            --
Dividends paid .........            --             --             --            --            --
Net income .............            --             --             --            --            --
                           -----------   ------------   ------------   -----------   -----------
Balance at June 30, 1997     9,779,374   $     97,794   $ 83,378,585        37,637   $  (148,417)
                           -----------   ------------   ------------   -----------   -----------

Exercise of stock
options and warrants ...        11,849            118        118,962            --            --
Issuance of common
stock in connection
with stock purchase
plan ...................        27,563            276        442,199            --            --
Cumulative foreign
currency translation
adjustment .............            --             --             --            --            --
Net loss ...............            --             --             --            --            --
                           -----------   ------------   ------------   -----------   -----------
Balance at June 30, 1998     9,818,786   $     98,188   $ 83,939,746        37,637   $  (148,417)
                           ===========   ============   ============   ===========   ===========


                                          Cumulative
                                           Foreign
                                           Currency          Total
                           Accumulated    Translation    Stockholders'
                             Deficit       Adjustment       Equity
                           -----------    -----------    -------------
Balance at June 30, 1995   (13,466,254)            --      8,070,828
Dividends accrued on
Series A preferred
stock ..................       (27,245)            --        (27,245)
Conversion of
preferred stock and
accrued dividends to
common stock ...........            --             --        270,175
Sale of common stock ...            --             --     55,970,454
Exercise of stock
options and warrants ...            --             --        660,100
Issuance of common
stock in connection
with an acquisition ....            --             --      2,305,884
Dividends paid .........      (400,000)            --       (400,000)
Net loss ...............    (6,027,165)            --     (6,027,165)
                          ------------   ------------   ------------
Balance at June 30, 1996   (19,920,664)            --     60,823,031


Exercise of stock
options and warrants ...            --             --        584,267
Issuance of common
stock in connection
with an acquisition ....            --             --      2,000,000
Dividends paid .........      (600,000)            --       (600,000)
Net income .............     6,982,406             --      6,982,406
                          ------------   ------------   ------------
Balance at June 30, 1997  $(13,538,258)            --   $ 69,789,704
                          ------------   ------------   ------------

Exercise of stock
options and warrants ...            --             --        119,080
Issuance of common
stock in connection
with stock purchase
plan ...................            --             --        442,475
Cumulative foreign
currency translation
adjustment .............            --        (64,708)       (64,708)
Net loss ...............    (1,874,925)            --     (1,874,925)
                          ------------   ------------   ------------
Balance at June 30, 1998  $(15,413,183)   $   (64,708)  $ 68,411,626
                          ============   ============   ============


          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEARS ENDED JUNE 30,
                                                                              ------------------------------------------------
                                                                                  1998             1997              1996
                                                                              ------------     ------------     --------------
Cash flows from operating activities:
  Net income (loss) ......................................................    $ (1,874,925)    $  6,982,406     $ (6,027,165)
  Adjustments to reconcile net income (loss) to net cash (used in)
      provided by operating activities:
    Depreciation and amortization of property and equipment ..............       1,889,780        1,117,249          680,448
    Amortization of computer software development costs, acquired
       technology, advanced royalties, goodwill and other intangibles ....       2,603,839        2,395,112          995,682
    Provision for doubtful accounts receivable ...........................         960,851          557,754          259,846
    Provision for inventory obsolescence .................................         755,722        1,482,421          222,487
    Non-recurring charges ................................................         833,436          869,524       10,370,000
    Deferred income tax expense (benefit) ................................         174,375      (1,076,330)              --
  (Increase) decrease in:
    Trade accounts receivable ............................................        (229,534)     (17,477,665)     (15,134,683)
    Note receivable from related party ...................................              --        2,500,000               --
    Inventories ..........................................................        (726,186)      (1,168,552)      (1,399,699)
    Prepaid expenses and other current assets ............................      (1,860,648)         152,580         (575,468)
    Other non-current assets .............................................        (644,477)              --               --
  Increase (decrease) in:
    Accounts payable .....................................................      (1,019,209)       1,425,962         (346,385)
    Accrued expenses .....................................................       2,635,789         (271,461)         419,432
    Income tax payable ...................................................      (1,000,000)       1,000,000               --
    Deferred revenue .....................................................       1,334,148          319,935          400,180
                                                                              ------------     ------------     ------------
       Net cash provided by (used in) operating activities ...............       3,832,961       (1,191,065)     (10,135,325)
                                                                              ------------     ------------     ------------
Cash flows from investing activities:
  Acquisitions of businesses, net of cash acquired .......................              --       (5,087,313)      (4,813,969)
  Additions to property and equipment ....................................      (2,362,121)      (3,911,893)      (2,385,217)
  Additions to computer software development costs .......................      (3,104,084)      (2,015,058)      (1,286,406)
  Proceeds from sales of marketable securities ...........................              --        1,990,622               --
  Purchases of marketable securities .....................................     (13,557,703)     (32,134,579)     (62,226,760)
  Maturities of marketable securities ....................................      23,031,546       41,808,166       40,685,000
  Additions to intangible assets .........................................         796,032         (205,227)        (155,204)
  Payments in connection with HBOC business alliance .....................              --       (1,800,000)      (1,200,000)
  Payments of advance royalties to ISG ...................................      (2,600,000)      (5,200,000)              --
                                                                              ------------     ------------     ------------
       Net cash (used in) provided by investing activities ...............       2,203,670       (6,555,282)     (31,382,556)
                                                                              ------------     ------------     ------------
Cash flows from financing activities:
  Principal payments on obligations under capital leases .................              --               --           (3,847)
  Proceeds from sale of common and preferred stock .......................         119,080               --       56,410,370
  Proceeds from exercise of stock options and warrants ...................         442,475          584,267          549,099
  Dividends paid .........................................................              --         (600,000)        (400,000)
                                                                              ------------     ------------     ------------
       Net cash (used in) provided by financing activities ...............         561,555          (15,733)      56,555,622
                                                                              ------------     ------------     ------------
       Effect of exchange rate changes on cash ...........................         (64,708)              --               --
                                                                              ------------     ------------     ------------
             Net increase (decrease) in cash and cash equivalents ........       6,533,478       (7,762,080)      15,037,741
Cash and cash equivalents at beginning of year ...........................       9,132,631       16,894,711        1,856,970
                                                                              ------------     ------------     ------------
Cash and cash equivalents at end of year .................................    $ 15,666,109     $  9,132,631     $ 16,894,711
                                                                              ============     ============     ============
Disclosures of cash flow information:
  Cash paid for interest .................................................    $         --     $         --     $         --
                                                                              ============     ============     ============
  Cash paid for income taxes .............................................    $         --     $  1,883,065     $         --
                                                                              ============     ============     ============


          See accompanying notes to consolidated financial statements.

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998, 1997 and 1996

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         The accompanying consolidated financial statements of IMNET Systems, Inc. and subsidiaries include the accounts of IMNET Systems, Inc. and its wholly owned subsidiaries, IMNET/France, Inc. (formerly Advisoft Consulting, S.A.), Evergreen Technologies, Inc. ("Evergreen"), Hunter International, Inc. ("Hunter") and Quesix Software, Inc. ("Quesix"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been restated to reflect the effect of the merger with Hunter as described in Note 2.

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

    (b)  Revenue Recognition and Deferred Revenue

         The Company recognizes revenues derived from system sales to end-user customers, including 90% of software license fees and 100% of hardware revenues, upon the factory acceptance by the customer and delivery of configured system, provided that acceptance is a condition of the agreement. The Company defers recognition of 10% of the software license fees until completion of certain insignificant vendor obligations, primarily related to the site acceptance by the customer. The Company recognizes 100% of revenues from enterprise-wide licenses of software to end-users upon delivery of the software, if there are no further significant vendor obligations.

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

         Revenues from professional services, which may include preparation of functional specifications, systems integration, and training, among others, are recognized as the services are performed, using either the percentage of completion method or an hourly rate basis depending on the terms of the underlying services agreement. Revenues derived from maintenance and support contracts are recognized ratably over the terms of the related contracts.

         Deferred revenues represent either billings rendered to or payments received from customers for (a) systems sales prior to factory acceptance and delivery, or (b) maintenance or support services prior to the delivery of such service or support.

    (c)  Cash and Cash Equivalents

         The Company classifies all highly liquid investments with an original maturity of three months or less as cash equivalents.

    (d)  Marketable Securities

         The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). Under SFAS 115, investments in equity and debt securities are classified as held to maturity, trading, or available for sale securities. Trading securities are reported at fair value, with changes in fair value included in the statement of operations, while available for sale securities are reported at fair value, with net unrealized gains or losses included as a component of stockholders' equity. Held-to-maturity securities are reported at amortized cost. Unrealized losses on all securities that are other than temporary are reported in the statement of operations upon determination that the loss is other than temporary.

         Marketable securities include U.S. Treasury bills and debt securities of certain other U.S. government agencies, U.S. government sponsored corporations, and foreign government securities with original maturities greater than 90 days and equal to or less than one year.

         Marketable securities are carried at amortized cost, classified as held-to-maturity, and are included in current assets in the accompanying consolidated balance sheet. Marketable securities are summarized as follows:


                                                                                                              ESTIMATED
                                               AMORTIZED          UNREALIZED           UNREALIZED              MARKET
                                                 COST                GAINS               LOSSES                 VALUE
     June 30, 1998.......................    $  2,132,444         $      --            $     --             $  2,132,444
                                             ============         =========            ========             ============
     June 30, 1997.......................    $ 11,606,287         $  48,609            $ (2,340)            $ 11,652,556
                                             ============         =========            ========             ============

Realized gains and losses from sales of held-to-maturity securities were $16,001 for the year ended June 30, 1997.

Market values have been determined through information obtained from quoted market sources.

    (e)  Inventories

Inventories consist of personal computers and other computer equipment held for sale to customers as well as components and assemblies associated with the Company's MegaSAR Microfilm Jukebox (the "MegaSAR"). Inventories are carried at the lower of cost (average cost method) or market (net realizable value).

    (f)  Property and Equipment

         Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the assets as follows:

        Computer software...............................................................................         3-5 years
        Computer equipment..............................................................................         3-5 years
        Machinery and equipment.........................................................................         5-7 years
        Furniture and fixtures..........................................................................           7 years

         Leasehold improvements are amortized using the straight-line method over the estimated useful life of the improvement or the lease term, whichever is shorter. Amortization of assets held under capital lease arrangements is included in depreciation expense.

    (g)  Intangible Assets

         Intangible assets include computer software development costs, acquired technology, goodwill, advance royalties associated with the agreement with ISG Technologies, Inc. ("ISG") (see note 3), and other intangible assets, including amounts associated with customers acquired in connection with the business alliance with HBO & Company (the "HBOC alliance") (see note 4). The Company's accounting policy with respect to the amortization of computer software development costs is described in (h) below. The cost of acquired technology results from the Company's acquisitions of other businesses and is amortized using the straight-line method over estimated useful lives of five years. The advance royalties associated with the ISG value added reseller agreement are being amortized using the greater of the ratio of revenues earned from the ISG products to expected revenue or the straight-line method over seven years. The intangible asset associated with the HBOC alliance is being amortized using the straight-line method over the life of the agreement (seven years). Goodwill has been recorded in connection with the Company's acquisitions of other businesses and is being amortized using the straight-line method over seven to fifteen years. The carrying values of all intangible assets are reviewed by the Company for impairments which are recognized when the expected undiscounted future cash flows derived from such intangible assets are less than their carrying values. If the Company's review indicates a potential impairment, the Company uses fair value in determining the amount that should be written off.

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

         Amortization of computer software development costs is provided by the Company on individual products or enhancements and begins when the product or enhancement is available for use by customers. Amortization is recorded using the greater of: (1) the amount computed using the ratio of current product revenue to the total of current and anticipated product revenue or (2) the amount determined using the straight-line method over the estimated useful life of the software, not to exceed three years. Amortization of computer software development costs is included in cost of system sales in the accompanying consolidated statements of operations.

    (i)  Income Taxes

         The Company uses the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred income tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

    (j)  Net Income (Loss) Per Common Share

         Net income (loss) per common share has been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Basic earnings per share has been computed based upon the weighted average number of common shares outstanding during each period. Diluted earnings per share has been computed based upon the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents recognize the dilutive effects of outstanding options and warrants to acquire common stock. The effect of common stock equivalents has not been included in the computations when their impact on the Company's net loss per share is antidilutive. The potentially dilutive shares not included in the computation of diluted earnings per share in 1998 because the inclusion of such shares would have been antidilutive was 423,681 shares.

        The following computations set forth the calculations of basic and diluted earnings per share for the years ended June 30, 1998, 1997 and 1996:


                                               1998                          1997                            1996
                                     ------------------------       -------------------------    --------------------------
                                         BASIC       DILUTED          BASIC          DILUTED       BASIC         DILUTED
                                       EARNINGS      EARNINGS        EARNINGS        EARNINGS     EARNINGS       EARNINGS
                                       PER SHARE     PER SHARE       PER SHARE       PER SHARE    PER SHARE      PER SHARE
Net income (loss)................... $(1,874,925)  $(1,874,925)     $ 6,982,406   $  6,982,406   $(6,027,165)  $(6,027,165)
                                     ===========   ===========      ===========   ============   ===========   ===========
Weighted average outstanding
common shares.......................   9,768,243     9,768,243        9,614,708      9,614,708     8,779,356     8,779,356

Increase due to assumed issuance
of shares related to outstanding
stock options using the treasury
stock method........................          --            --               --        452,651            --            --
                                     -----------   -----------      -----------   ------------   -----------   -----------

Adjusted weighted average
outstanding common shares
and common share equivalents........   9,768,243     9,768,243        9,614,708     10,067,359     8,779,356     8,779,356
                                     ===========   ===========      ===========   ============   ===========   ===========

Net income (loss) per common
share and common share
equivalent.......................... $     (0.19)  $     (0.19)     $      0.73   $       0.69   $     (0.69)  $     (0.69)
                                     ===========   ===========      ===========   ============   ===========   ===========

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

    (l)  Stock Compensation Plans

         The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which required entities that continue to apply the provisions of APB 25 to provide pro forma disclosures for employee stock compensation awards made in fiscal 1996 and future years as if the fair-value-based method defined in SFAS 123 had been applied.

    (m)  Foreign Currency

         Assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at the period-end exchange rate. Revenues and expenses denominated in foreign currencies have been translated in the U.S. dollars at the weighted average exchange rate. Translation gains and losses are accounted for in a separate component of stockholders' equity. The exchange gains and losses arising on transactions are charged to income as incurred and were not material for all periods presented.

    (n)  Reclassifications

         Certain reclassifications have been made to the June 30, 1996 and 1997 financial statements to conform with presentations adopted as of and for the year ended June 30, 1998.

    (o)  Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires companies to display, with the same prominence as other financial statements, the components of other comprehensive income. SFAS 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 requires that an enterprise disclose certain information about operating segments. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

          In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2") which superseded the previous authoritative guidance on this matter, SOP 91-1. The pronouncement is effective for the Company beginning in fiscal year 1999. In summary, this accounting pronouncement has significant ramifications for all software companies that sell multiple element technology solutions including those solutions comprised of software, hardware and services. As with many accounting pronouncements, there are a number of approaches available to the Company in applying SOP 97-2. Most approaches result in the delay of revenue recognition from that experienced under SOP 91-1. The Company believes that SOP 97-2 will have the greatest impact on multiple component sales to end user customers, which will generally be accounted for using the percentage of completion method of accounting. The Company believes that the application of SOP 97-2 will have little impact on revenue from its HCIS distribution partners, enterprise-wide licenses to end users or maintenance revenues. The Company expects that SOP 97-2 will result in the delay of some revenue recognition by the Company in fiscal 1999, however the impact on future results will be dependant on the mix of sales activity experienced by the Company. Accordingly, the overall impact on the Company's consolidated financial statements is not ascertainable at this time.

(2)      MERGERS AND ACQUISITIONS

         On June 25, 1997, the Company completed the acquisition of Advisoft Consulting, S.A. ("Advisoft"), a systems integration and consulting services company which had been the Company's distribution partner in France since 1993. Aggregate consideration paid at the time of the acquisition, which has been accounted for utilizing the purchase method of accounting, was $5.1 million in cash and 85,084 shares of IMNET Common Stock having a market value of $2.0 million as of such date. The Company allocated $6.9 million of the original purchase price to goodwill and included the results of operations of Advisoft (renamed IMNET/France) in the Company's consolidated statement of operations effective July 1, 1997. Contingent consideration is potentially payable to the former shareholder of Advisoft over the six year period following the transaction in the event that Advisoft exceeds certain operating results goals. In fiscal 1998, $0.4 million was paid as contingent consideration and goodwill was increased by a like amount. Prior to the acquisition of Advisoft, the Company recognized revenue of $1.2 million and $1.4 million from Advisoft for the years ended June 30, 1997 and 1996, respectively.

         On September 30, 1996, the Company issued 429,292 shares of its common stock for all of the outstanding common stock of Hunter. The merger has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Hunter. Total revenue and net income (loss) for the individual companies for the periods prior to the merger are as follows:

                                               YEARS ENDED JUNE 30,
                                          -----------------------------
                                              1996              1995
                                          ------------     ------------
                    Total Revenue:
                          IMNET ......    $ 26,623,305     $  8,464,639
                          Hunter .....       2,756,780        2,809,110
                                          ------------     ------------
                                          $ 29,380,085     $ 11,273,749
                                          ============     ============
                    Net income (loss):
                          IMNET ......    $ (6,390,893)    $ (4,809,523)
                          Hunter .....         363,728          729,925
                                          ------------     ------------
                                          $ (6,027,165)    $ (4,079,598)
                                          ============     ============

         In connection with the merger with Hunter, the Company recorded merger related costs of approximately $750,000 in the quarter ended September 30, 1996. These costs consist primarily of legal, accounting and broker's fees related to the Hunter transaction and have been included in non-recurring charges in the accompanying 1997 consolidated statement of operations.

         On December 14, 1995, the Company acquired all of the common stock of Quesix for $4.2 million in cash and acquisition costs. The Company recorded the acquisition using the purchase method of accounting with $2.8 million of the purchase price allocated to in-process research and development and charged to the consolidated statement of operations in December 1995 and $1.4 million of the purchase price allocated to goodwill. Subsequent to the fiscal year ended June 30, 1996, the Company discovered that a possible income tax liability may have been incurred resulting from the acquisition of Quesix of $1,379,220 and reflected such amount as an increase to goodwill and income taxes payable in the accompanying consolidated financial statements. During 1998, the issues that gave rise to the possible income tax liability were resolved favorably and the amounts were reversed. The results of operations of Quesix have been included in the Company's consolidated statement of operations since the effective date of the acquisition.

         On November 3, 1995, the Company acquired all of the common stock of Evergreen in a merger with a wholly owned subsidiary of the Company for $1.3 million in cash and acquisition costs and the issuance of 82,353 shares of the Company's common stock with a market value of $2.3 million. The Company recorded the acquisition using the purchase method of accounting with $2.9 million of the purchase price allocated to in-process research and development and charged to the consolidated statement of operations in November 1995 and $546,000 and $102,000 allocated to goodwill and acquired technology, respectively. The results of operations of Evergreen have been included in the Company's consolidated statement of operations since the effective date of the acquisition.

         The unaudited pro forma consolidated results of operations of the Company for the years ended June 30, 1997 and 1996 are summarized below as if the acquisitions described above had occurred on July 1, 1996 and 1995, respectively:

                                                      YEARS ENDED JUNE 30,
                                           ---------------------------------------------
                                                      1997          1996
                                                    --------      --------
                                           (amounts in thousands, except per share data)
Revenues ...........................                $ 54,121      $ 33,461
                                                    ========      ========
Net income (loss) ..................                $  6,696      $ (5,753)
                                                    ========      ========
Net income (loss) per common share:
  Basic ............................                $   0.69      $  (0.65)
                                                    ========      ========
  Diluted ..........................                $   0.66      $  (0.65)
                                                    ========      ========
Weighted average shares outstanding:
  Basic ............................                   9,699         8,892
                                                    ========      ========
  Diluted ..........................                  10,151         8,892
                                                    ========      ========




         The unaudited pro forma consolidated results of operations included above do not necessarily represent results which would have occurred if the acquisitions had taken place on the dates indicated nor are they necessarily indicative of the results of future operations.

(3)      VALUE ADDED RESELLER AGREEMENT WITH ISG TECHNOLOGIES, INC.

         In March 1997, the Company signed a value added reseller agreement with ISG Technologies, Inc., a Canadian corporation ("ISG"), whereby the Company will distribute certain of ISG's medical image visualization software products and certain of ISG's medical surgical visualization products under a seven-year distribution agreement. IMNET has paid its full obligation under this agreement of $7.8 million through June 30, 1998. The Company has capitalized the $7.8 million of advance royalties and is amortizing these advance royalties using the greater of the ratio of revenues realized to expected revenue (utilizing ISG technology) or the straight-line method over seven years.

(4)      BUSINESS ALLIANCE WITH HBO & COMPANY

     In March 1996, the Company signed agreements with HBO & Company (HBOC), forming a business alliance whereby HBOC will distribute the Company's products on a private label basis and HBOC has agreed to certain noncompete provisions with respect to the Company's products. As part of these agreements, the Company also assumed certain customer support and conversion obligations with respect to HBOC customers currently using HBOC's First Perspective product line. The Company initially accrued $3.0 million at the time of the agreement to reflect its estimate of the cost of converting the First Perspective customers to the Company's products. During 1998, the Company determined that the estimated conversion costs would exceed the initial $3.0 million initial estimate and recorded additional estimated conversion costs of $0.5 million. The HBOC alliance provided for a seven year term and five equal payments to HBOC totaling $3.0 million, beginning upon execution of the agreements through March 1997. Payments of $1.2 million were made to HBOC by the Company in fiscal 1996 and the remaining $1.8 million was paid in fiscal 1997. The Company recorded a non-recurring charge of $4.6 million to the Company's consolidated statement of operations and capitalized the remaining $1.4 million as an intangible asset related to the Company's valuation of estimated cash flows from the maintenance and support revenues expected from the First Perspective customers. The Company has classified the remaining $2.2 million of estimated conversion costs, net of the $1.3 million conversion costs incurred through June 30, 1998, in accrued expenses in the accompanying June 30, 1998 consolidated balance sheet (see note 17 - Subsequent Event).

(5)      INVENTORIES

         Inventories, which principally consist of finished goods, are summarized as follows:


                                                                             JUNE 30,
                                                                  -----------------------------
                                                                      1998               1997
                                                                  -----------       -----------

Computer equipment and components, held for resale                $ 1,914,934       $   943,213
Computer equipment and components, other .........                  2,189,808         2,490,520
                                                                  -----------       -----------
                                                                    4,104,742         3,433,733
Less allowance for inventory obsolescence ........                 (2,034,218)       (1,333,673)
                                                                  -----------       -----------
                                                                  $ 2,070,524       $ 2,100,060
                                                                  ===========       ===========

(6)      PROPERTY AND EQUIPMENT

         Property and equipment are summarized as follows:

                                                                      JUNE 30,
                                                           -------------------------------
                                                                1998                1997
                                                           ------------       ------------
       Leasehold improvements .......................      $     85,740       $     32,937
       Computer software ............................           793,823            501,076
       Computer equipment ...........................         6,763,532          5,321,095
       Machinery and equipment ......................           240,912            216,304
       Furniture and fixtures .......................         2,680,317          2,310,091
                                                           ------------       ------------
                                                             10,564,324          8,381,503
       Less accumulated depreciation and amortization        (3,849,740)        (2,139,260)
                                                           ------------       ------------
                                                           $  6,714,584       $  6,242,243
                                                           ============       ============


(7)      ACCRUED EXPENSES

         Components of accrued expenses are summarized as follows:

                                                                JUNE 30,
                                                       --------------------------
                                                           1998            1997
                                                       ----------      ----------
         Salaries and employee related costs ....      $3,713,727      $3,599,768
         Obligations under the HBOC alliance, net       2,154,511       1,741,041
         Advance royalties payable to ISG .......              --       2,600,000
         Accrued sales and other taxes payable ..       1,397,799         431,321
         Other ..................................       1,457,471       1,099,184
                                                       ----------      ----------
                                                       $8,723,508      $9,471,314
                                                       ==========      ==========


(8)      INCOME TAXES

         The provision for income tax expense (benefit) includes income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities and any increase or decrease in the valuation allowance for deferred income tax assets. For the year ended June 30, 1998 the Company generated a Federal tax net operating loss of $3,455,000. This amount is available as a carryback to offset Federal and state taxable income for the year ended June 30, 1997.

         Income (loss) before income tax expense (benefit) for the years ended June 30, 1998, 1997 and 1996 consists of the following:


                                              1998              1997             1996
                                          -----------       -----------      -----------
         U.S. operations ...........      $(4,691,393)      $ 8,865,471      $(6,027,165)
         Foreign operations ........        1,825,295                --               --
                                          -----------       -----------      -----------
                 Total income (loss)      $(2,866,098)      $ 8,865,471      $(6,027,165)
                                          ===========       ===========      ===========

         Income tax expense (benefit) for the years ended June 30, 1998, 1997 and 1996 is summarized as follows:

                                                     1998               1997               1996
                                                 -----------       -----------       -------------

         Current:
              Federal .....................      $(1,679,304)      $ 2,647,880       $          --
              State .......................         (115,727)          311,515                  --
              Foreign .....................          629,483                --                  --
                                                 -----------       -----------       -------------
                   Total current ..........       (1,165,548)        2,959,395                  --
                                                 -----------       -----------       -------------
         Deferred:
              Federal .....................          162,345         (963,033)                 --
              State .......................           12,030         (113,297)                 --
              Foreign .....................               --                --                  --
                                                 -----------       -----------       -------------
                   Total deferred .........          174,575       (1,076,330)                 --
                                                 -----------       -----------       -------------

         Total income tax expense (benefit)      $  (991,173)      $ 1,883,065       $          --
                                                 ===========       ===========       =============


         The significant components of the deferred income tax expense (benefit) for the years ended June 30, 1998, 1997 and 1996 are summarized as follows:

                                                                     1998          1997              1996
                                                                -----------    -----------      -----------
          Deferred income tax expense (benefit) .............   $   163,860    $   888,539      $  (272,959)
                                                                -----------    -----------      -----------
          Increase (decrease) in the beginning of the year
              balance of the valuation allowance for deferred
              income tax assets .............................        10,515     (1,964,869)         272,959
                                                                -----------    -----------      -----------
                                                                $   174,375    $(1,076,330)     $        --
                                                                ===========    ===========      ===========

         The tax effects of temporary differences that give rise to the Company's deferred income tax assets and liabilities are presented below:

                                                                                        JUNE 30,
                                                                            -----------------------------
                                                                               1998               1997
                                                                            -----------       -----------
Deferred income tax assets:
   Accounts receivable, due to allowance for doubtful accounts .......      $   731,831       $   357,408
   Net operating loss carryforwards ..................................        2,389,090         2,389,129
   Intangibles, due to basis differences .............................        1,263,454         1,191,343
   Acquired technology, due to differences in amortization ...........          191,521           367,766
   Research and experimentation credit carryforwards .................          204,787           184,799
   Inventory differences .............................................          899,025           749,354
   Compensation related accruals .....................................          906,674           734,126
   Other .............................................................          612,337           214,541
                                                                            -----------       -----------
      Total deferred income tax assets ...............................        7,198,719         6,188,466
                                                                            -----------       -----------
   Less valuation allowance ..........................................       (3,895,193)       (3,884,678)
                                                                            -----------       -----------
      Net deferred income tax assets .................................        3,303,526         2,303,788
                                                                            -----------       -----------

Deferred income tax liabilities -- property and equipment, due to
   differences in depreciation and computer software development costs       (2,401,571)       (1,227,458)
                                                                            -----------       -----------
   Net deferred income tax assets (liabilities) included in other
      assets in the consolidated balance sheet .......................      $   901,955       $ 1,076,330
                                                                            ===========       ===========


         Income tax expense (benefit) differs from the amounts computed by applying the Federal statutory income tax rate of 34% to income (loss) before income taxes as a result of the following:

                                                                          1998              1997              1996
                                                                      -----------       -----------       -----------
Computed "expected" income tax expense (benefit) ...............      $  (974,473)      $ 3,014,260       $(2,172,904)
State income taxes, net of Federal income tax expense (benefit)           (76,380)          352,920          (254,447)
Non deductible charge for goodwill amortization and
     other permanent differences ...............................          204,875           623,361         2,138,600
Increase (decrease) in the valuation allowance for
     deferred income tax assets ................................           10,515        (1,964,869)          272,959
Other ..........................................................         (155,710)         (142,607)           15,792
                                                                      -----------       -----------       -----------
                                                                      $  (991,173)      $ 1,883,065       $        --
                                                                      ===========       ===========       ===========


         The net change in the valuation allowance for the years ended June 30, 1998, 1997 and 1996 was an increase (decrease) of $10,515, ($1,964,869) and
$272,959, respectively. Under SFAS 109, deferred income tax assets and liabilities are recognized for differences between the financial statement carrying amounts and the tax bases of assets and liabilities which will result in future deductible or taxable amounts and for net operating loss and research and experimentation credit carryforwards. A valuation allowance is then established to reduce the deferred income tax assets to the level at which it is "more likely than not" that the tax benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss and tax credit carryforwards depends on having sufficient taxable income within the carryback and carryforward periods. Sources of taxable income that may allow for the realization of tax benefits include: (1) taxable income in the current year or prior years that is available through carryback, (2) future taxable income that will result from the reversal of existing taxable temporary differences and (3) taxable income generated by future operations. The Company believes it is more likely than not that the net deferred income tax assets recorded at June 30, 1998 of $901,955 will be realized.

         As of June 30, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $6.1 million and research and experimentation credit carryforwards of approximately $205,000 which are available to offset future Federal taxable income. The carryforwards expire beginning in 2007 through 2011. The expiration of the Company's net operating loss and research and experimentation credit carryforwards by year is summarized as follows:

                                      RESEARCH AND
     NET OPERATING               EXPERIMENTATION CREDIT          FISCAL YEAR
   LOSS CARRYFORWARDS                CARRYFORWARDS              OF EXPIRATION
   $       --                       $    6,000                       2007
           --                           31,000                       2008
    1,602,000                           70,000                       2009
    4,524,000                           93,000                       2010
           --                            5,000                       2011
   ----------                       ----------
   $6,126,000                       $  205,000
   ==========                       ==========


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

(9)      STOCKHOLDERS' EQUITY

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

(10)     EMPLOYEE BENEFIT PLANS

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

   The Company has an Informal Stock Option Plan (the "Informal Plan") which provides for the grant of options to acquire a maximum of 810,000 shares of Common Stock. As of June 30, 1998, 296,150 options were currently exercisable under the Informal Plan. Options granted under the Informal Plan are granted on terms substantially similar to the Employee Plan.

   The Company's 1997 Long-Term Incentive Plan was established in fiscal 1998. This plan provides for the grant of options to acquire up to 875,000 shares of common stock. Options granted under this plan are granted on terms substantially similar to the Employee Plan described above. As of June 30, 1998, no options had been granted under this plan.

   On December 19, 1996, the stockholders approved the adoption of the IMNET Systems, Inc. Employee Discount Stock Purchase Plan for eligible employees of the Company and its subsidiaries (the "Stock Purchase Plan"). The Stock Purchase Plan was established pursuant to the provisions of Section 423 of the Internal Revenue Code. Under the Stock Purchase Plan, eligible employees may elect to make contributions which are used to purchase the Company's common stock. The purchase price for common stock is equal to 85% of the closing sale price on The Nasdaq Stock Market for the common stock on either the first or last day of the applicable six-month period, whichever is the lower. An aggregate of 300,000 shares of common stock of the Company have been reserved for issuance under the Stock Purchase Plan, and as of June 30, 1998 an aggregate of 27,563 shares of common stock have been purchased and issued under the Plan at an average price of $16.05 per share. The weighted average fair value of stock issued under the stock purchase plan was $8.15 per share for the year ended June 30, 1998. Participants contributed approximately $515,000 and $235,000 in the years ended June 30, 1998 and 1997, respectively.

   A summary of the status of the Company's stock option plans as of June 30, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

                                                   1998                           1997                             1996
                                        ---------------------------   ----------------------------     ---------------------------
                                                        WEIGHTED                       WEIGHTED                        WEIGHTED
                                                         AVERAGE                        AVERAGE                         AVERAGE
                                                        EXERCISE                       EXERCISE                        EXERCISE
OPTIONS                                  OPTIONS         PRICE         OPTIONS           PRICE          OPTIONS          PRICE
-------                                 ---------    --------------   ----------    --------------     ---------    --------------
Outstanding at beginning of year        1,484,705    $  15.75            906,809    $   13.40            574,559      $    7.08
Granted .........................         391,260       18.07            735,520        17.15            433,104          20.33
Exercised .......................         (11,849)      10.05            (67,219)        8.69            (41,419)          6.78
Forfeited/canceled ..............        (200,529)      20.04            (90,405)        8.79            (59,435)          7.39
                                       ----------                     ----------                       ---------
Outstanding at end of year ......       1,663,587       15.82          1,484,705        15.75            906,809          13.40
                                       ==========                     ==========                       =========
Options exercisable at year-end .         663,651                        219,594                         100,488
                                       ==========                     ==========                       =========
Weighted-average fair value of
  options granted during the year      $    11.44                     $     9.90                       $   13.00
                                       ==========                     ==========                       =========

    The following table summarizes information about stock options outstanding at June 30, 1998:

                                                    OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                          --------------------------------------------       ------------------------------
                                                               WEIGHTED
                                                                AVERAGE       WEIGHTED                             WEIGHTED
                                               NUMBER          REMAINING      AVERAGE              NUMBER          AVERAGE
                                            OUTSTANDING       CONTRACTUAL    EXERCISE           EXERCISABLE        EXERCISE
           RANGES OF EXERCISE PRICES      AT JUNE 30, 1998       LIFE          PRICE          AT JUNE 30, 1998      PRICE
           -------------------------      ----------------   -------------   ---------        ----------------   ------------
           $ 6.38 - $ 7.45 .........           321,385           6.36        $   7.19              185,913         $   7.10
           $12.00 - $15.75 .........           549,120           8.07        $  15.31              322,920         $  15.46
           $16.13 - $20.38 .........           406,760           9.23        $  18.13                2,200         $  18.65
           $20.50 - $26.88 .........           386,322           7.51        $  21.28              152,618         $  21.32
                                             ---------                                             -------
           $ 6.38 - $26.88 .........         1,663,587           7.89        $  15.82              663,651         $  14.47
                                             =========                                             =======


    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan because the exercise price of the option equals or exceeds the fair value of the underlying stock at the date of grant and the stock purchase plan is a non-compensatory plan. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share would have been changed to the pro forma amounts indicated below:

                                                           1998               1997              1996
                                                     -------------       -------------      -------------
         Net income (loss) applicable to
         common stockholders:

         As reported .......................         $  (1,874,925)      $   6,982,406      $  (6,027,165)
                                                     =============       =============      =============
               Pro forma ...................         $  (4,418,888)      $   3,084,366      $  (6,767,992)
                                                     =============       =============      =============
         Net income (loss) per common share:
              As reported:
                  Basic ....................                 (0.19)               0.73              (0.69)
                                                     =============       =============      =============
                  Diluted ..................                 (0.19)               0.69              (0.69)
                                                     =============       =============      =============
              Pro forma:
                   Basic ...................                 (0.45)               0.32              (0.77)
                                                     =============       =============      =============
                   Diluted .................                 (0.45)               0.31              (0.77)
                                                     =============       =============      =============

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of 0.0%; expected volatility of 65.0%; risk-free interest rate of 6.0%; and expected lives of 5.7 years for all options and 6 months for the purchase rights under the stock purchase plan.

       (b)     Retirement Plan

    The Company maintains a defined contribution savings plan, the IMNET Systems, Inc. Retirement Savings Plan ("the Plan"), for the benefit of all eligible employees. The Plan is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986 (the "Code"), as amended. Employees may participate in the Plan at any time following their date of employment and can elect to contribute a portion of their annual earnings (subject to an annual limit specified in the Code) to the Plan on a pretax basis. The Company incurred $68,503 in matching contributions to the Plan in 1998 and no contributions were made in 1997.

       (c)     Deferred Compensation Plan

    In 1997, the Company adopted a non-qualified deferred compensation plan, the IMNET Systems, Inc. Nonqualified Deferred Compensation Plan, that provides for deferrals of bonuses and salaries. This plan, unlike a qualified plan which is subject to, among other things, the compensation limitations and vesting requirements of the Internal Revenue Code and additional requirements of the Employee Retirement Income Security Act, is an arrangement for a select group of management or other highly compensated employees that is not subject to any specific qualification criteria. The participants do not recognize income until amounts are paid to the participant. The Company is not entitled to an income tax deduction until such amounts are paid to participants.

(11)     RELATED PARTY TRANSACTIONS

    The Company believes the terms and conditions of the related party transactions described below are comparable to those which could have been obtained in transactions with unaffiliated parties.

         (a)   Notes Receivable from Officer

    The Company advanced funds to its chairman and chief executive officer in exchange for two promissory notes receivable, as amended, in the amounts of $75,000 and $30,000 dated October 5, 1992 and January 31, 1994, respectively. The $75,000 note was without interest for two years from the date of issuance, accrued interest at a rate of 10% per annum thereafter, and was due on September 30, 1997. The $30,000 note beared interest from the date of issuance at a rate of 10% per annum and was due by June 30, 1997. Repayment in full of the principal and accrued interest under the notes was made in fiscal 1997.

          (b)  Distribution and Manufacturing Rights Agreement with Softnet

                  (i)   Distribution Agreement

                  In March 1993, the Company entered into a distribution agreement with SoftNet Systems, Inc. or its affiliated or predecessor companies ("SoftNet"). SoftNet was a related party and founding investor/stockholder of the Company and three officers and directors of SoftNet were on the Company's Board of Directors at June 30, 1996. In June 1995, the distribution agreement was amended to provide for a commitment by SoftNet to take delivery of hardware and software from the Company totaling approximately $2.0 million no later than June 30, 1996. During the year ended June 30, 1995, the Company delivered software to SoftNet under the distribution agreement and recognized revenue of $485,000, which was included in accounts receivable at June 30, 1995. This amount was paid in full by SoftNet in February 1996.

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

                  (ii)  Grant of Manufacturing and Distribution Rights

                  On June 30, 1996, the Company entered into certain agreements with SoftNet and an affiliated company, which provided for the grant of exclusive worldwide manufacturing rights and nonexclusive distribution rights with respect to markets other than healthcare, as defined, for the MegaSAR, the Company's proprietary microfilm storage device. The terms of the agreements included an obligation by SoftNet to pay the Company nonrefundable advance license fees of $1,000,000, representing the license fees for the first 250 manufactured units. These nonrefundable advance license fees were recognized as revenue by the Company in the year ended June 30, 1996 (see (iii) below). The terms of the agreements also provided for SoftNet to pay the Company a fixed license fee per unit for all units manufactured, and a provision for SoftNet to purchase, at carrying value, the Company's remaining raw materials inventories on an as needed basis.

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

                  (iv) Amended Agreement

                  In July 1997, the Company and SoftNet amended the distributor agreement referred to above. The Company agreed to a credit related to disputed amounts of $177,000 and accepted property valued at $71,000 in partial satisfaction of the remaining amount due and executed a new unsecured note receivable for the remaining balance of $161,000 which has been included in prepaid expenses and other current assets in the accompanying 1998 and 1997 consolidated balance sheets. In addition, SoftNet agreed to manufacture the MegaSAR based on an order from the Company for which a certain portion of the payment for each MegaSAR delivered to IMNET will be applied against the balance of the note due IMNET.

(12)     MAJOR CUSTOMERS AND INTERNATIONAL OPERATIONS

   (a)   Major Customers

    For the years ended June 30, 1998, 1997, and 1996, major customers accounted for the following as a percentage of total revenues and receivable balances at June 30, 1998:

                                                   PERCENT OF
                                                 TOTAL REVENUES
                                         -------------------------------              TRADE
                                               FOR THE YEARS ENDED                   ACCOUNTS
                                                    JUNE 30,                        RECEIVABLE
                                         -------------------------------             BALANCES
                                         1998         1997          1996         AT JUNE 30, 1998
                                         ----         ----          ----         ----------------
          Customer A..........            31%          31%            8%           $ 7,045,017
          Customer B..........             5%          16%            9%               912,182
          Customer C..........             1%           5%           22%               273,737
          Customer D..........            --           --            10%                    --
          Customer E..........            14%          --            --              7,867,341


   (b)  International Revenue

    International revenues, excluding revenues of the Company's France-based subsidiary IMNET/France, were $114,300, $1,373,895 and $2,301,729 for the years ended June 30, 1998, 1997 and 1996, respectively.

    (c)  Foreign Operations

      Revenues, operating income, and total assets of the Company's subsidiary IMNET/France, as of and for the year ended June 30, 1998 totaled $5.5 million, $1.9 million, and $11.4 million, respectively.

(13)     COMMITMENTS AND CONTINGENCIES

   (a)   Line of Credit

         On March 25,1998, the Company established a $15.0 million unsecured credit facility for working capital and general corporate purposes with Wachovia Bank, N.A. (the "Bank"). The credit facility, which is subject to a minimum tangible net worth covenant, takes the form of an unsecured revolving line of credit and has a one year term. The loan bears interest at the Bank's prime rate of interest minus 0.25% or LIBOR plus 1.25%. The Company incurred a $25,000 credit facility initiation fee which is being amortized on a straight-line basis over the term of the loan.

         (b) Leases

    The Company leases office facilities under noncancelable operating lease agreements which extend through January 2007. Rental expense from noncancelable operating leases and all other cancelable operating leases for the years ended June 30, 1998, 1997, and 1996 was approximately $2,382,000, $1,203,000 and
$509,000, respectively.

         Future minimum lease payments under all noncancelable operating lease agreements with original terms in excess of one year in the aggregate and for the next five years are summarized as follows:

            YEAR ENDING JUNE 30,
            1999.................................... $  2,542,000
            2000....................................    2,190,000
            2001....................................    2,133,000
            2002....................................    2,246,000
            2003....................................    2,359,000
            Thereafter..............................    8,228,000
                                                     ------------
             Total future minimum lease payments     $ 19,698,000
                                                     ============

         Future minimum sublease payments due to the Company associated with the subleasing of the Company's prior office facility are $302,000 for the fiscal year ended June 30, 1999.

   (c) Contractual Commitments

         The Company has a licensing agreement which obligates the Company to pay 1.5% of net license fee revenue from new licenses of certain of its products effective July 1, 1997 and continues through December 31, 2003. The Company has paid $100,000 in advance which is being offset against amounts due under this agreement.

         The Company enters into agreements with customers in the ordinary course of business which contain certain contractual commitments. The Company believes that all such contractual commitments will be satisfied or renegotiated and no material adverse financial impact will result from the Company's failure to meet any of these commitments.

(14)     NON-RECURRING CHARGES

    During fiscal 1998, the Company incurred non-recurring charges of $1.5 million. Of this amount, approximately $0.7 million relates to professional services expense incurred as a result of the anonymous letters matter and $0.8 million relate to the resolution of a contractual dispute.

    The Company incurred non-recurring charges of $2.6 million during fiscal 1997. A total of $750,000 of acquisition costs were recorded related to the Hunter acquisition, which was completed during the quarter ended September 30, 1996. As a result of the value added reseller agreement entered into with ISG, which obsoleted certain technology previously acquired by the Company in the Evergreen acquisition, the Company incurred a non-recurring charge of $1.4 million in the third quarter of fiscal

1997, related to the write-down of the Evergreen technology and the accrual of severance and other costs. These costs included $870,000 related to the write-off of capitalized software and intangible assets, $277,000 in severance and other costs related to the termination of employees, and $222,000 of other expenses. A total of $468,000 was recorded related to relocation costs from the Company's move to its new corporate headquarters, which was completed in the quarter ended March 31, 1997.

    During fiscal 1996, the Company incurred nonrecurring charges of $10.4 million, comprised of (i) $5.7 million related to in-process research and development expenses associated with the Company's acquisition of Evergreen and Quesix incurred in the three month period ended December 31, 1995; and (ii) $4.6 million related to the HBOC business alliance entered into in the three month period ended March 31, 1996.

(15)  NON-CASH TRANSACTIONS

    The Company had noncash transactions during the years ended June 30, 1998, 1997, and 1996 as follows:

                                                                                YEARS ENDED JUNE 30,
                                                                 -------------------------------------------------
                                                                     1998              1997               1996
                                                                 -----------        ----------        ------------
           Noncash transfers from inventories to property and
             equipment.........................................  $   603,664        $  319,583        $    365,756
                                                                 ===========        ==========        ============
           Noncash transfer of trade accounts receivable to
             note receivable from related party................  $        --        $       --        $  2,910,876
                                                                 ===========        ==========        ============
           Conversion of preferred stock and accrued dividends
             to common stock...................................  $        --        $       --        $ 19,692,897
                                                                 ===========        ==========        ============
           Issuance of common stock in connection with an
             acquisition.......................................  $        --        $2,000,000        $  2,305,884
                                                                 ===========        ==========        ============
           Increase (decrease) in goodwill and income taxes
             payable...........................................  $(1,379,220)       $       --        $  1,379,220
                                                                 ===========        ==========        ============

(16)     QUARTERLY RESULTS (UNAUDITED):

The following table summarizes the Company's quarterly operating results form 1998 and 1997:

                                                              YEAR ENDED JUNE 30, 1998
                                                  -----------------------------------------------------
                                                  FOURTH         THIRD         SECOND        FIRST
                                                  QUARTER        QUARTER       QUARTER       QUARTER
                                                  --------      --------       --------      --------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
         Revenues ..........................      $ 17,414      $ 13,187       $ 16,074      $  7,970
         Operating income (loss) ...........         2,190        (2,479)         2,220        (5,329)
         Net income (loss) .................         1,291        (1,500)         1,481        (3,147)
         Net income (loss) per common share:
              Basic ........................      $   0.13      $  (0.15)      $   0.15      $  (0.32)
                                                  ========      ========       ========      ========
              Diluted ......................      $   0.13      $  (0.15)      $   0.15      $  (0.32)
                                                  ========      ========       ========      ========

                                                              YEAR ENDED JUNE 30, 1997
                                                  -----------------------------------------------------
                                                  FOURTH          THIRD        SECOND         FIRST
                                                  QUARTER        QUARTER       QUARTER       QUARTER
                                                  --------      --------       --------      --------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
         Revenues ..........................      $ 15,872      $ 13,543       $ 11,110      $  9,659
         Operating income ..................         4,326         1,507          1,296           154
         Net income ........................         3,266         1,376          1,694           646
         Net income per common share:
              Basic ........................      $   0.34      $   0.14       $   0.18      $   0.07
                                                  ========      ========       ========      ========
              Diluted ......................      $   0.32      $   0.13       $   0.17      $   0.07
                                                  ========      ========       ========      ========


(17)     SUBSEQUENT EVENTS

         On July 23, 1998, the Company signed an Agreement of Merger (the "Merger Agreement") to be acquired by HBOC. The acquisition, which is subject to several terms and conditions, including regulatory and Company stockholder approval, the availability of pooling of interests accounting, the absence of material adverse events and the receipt of a "fairness opinion," is anticipated to close during the fourth calendar quarter of 1998. Terms of the acquisition call for IMNET stockholders to receive 0.84 of a share of HBOC common stock for each IMNET share held. If the average closing price per share of HBOC common stock during the twenty consecutive trading days ending on the second trading day prior to the IMNET stockholder special meeting is less than $30.00 per share, then the 0.84 exchange ratio shall be increased based on a formula to a maximum exchange rate of 1.1111 shares of HBOC for each IMNET share if the average closing price reaches $22.50 per share or below. The IMNET Board of Directors may elect to terminate the Merger Agreement if the average closing price of HBOC drops below $22.50 per share, but is not obligated to do so. HBOC delivers enterprise-wide patient care, clinical, financial and strategic management software solutions, as well as networking technologies, electronic commerce, outsourcing and other services to healthcare organizations throughout the world.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The response to Item 10, applicable to the Directors of the Company, is incorporated herein by reference to the information to be set forth under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1998. Information concerning executive officers is included in Part I, Item 4.A of this Form 10-K.

    The response to Item 10, applicable to Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated herein by reference to the information to be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

    The response to Item 11 is incorporated herein by reference to the information to be set forth under the captions "Report of the Compensation Advisory Committee on Executive Compensation," "Performance Graph" and "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The response to Item 12 is incorporated herein by reference to the information to be set forth under the captions "Ownership of Principal Stockholders and Certain Executive Officers" and "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The response to Item 13 is incorporated herein by reference to the information to be set forth under the caption "Executive Compensation" in the Proxy Statement for the Annual Meeting of Stockholders, which the Company expects to file within 120 days after June 30, 1998.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    The following are filed as part of this report:

    (a)1. Consolidated Financial Statements

               The following consolidated financial statements are filed herewith:

               Independent Auditors' Report.

               Consolidated Balance Sheets at June 30, 1998 and 1997.

               Consolidated Statements of Operations for each of the years in the three-year period ended June 30, 1998.

               Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended June 30, 1998.

               Consolidated Statements of Cash Flows for each of the years in the three-year period ended June 30, 1998.

               Notes to Consolidated Financial Statements.

    (a) 2. Financial Statement Schedules

         The following Financial Statement Schedule is filed herewith:

               Schedule II -- Valuation and Qualifying Accounts

             All other financial statements and schedules not listed above are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related notes.

      (a) 3. A. Exhibits

   The following exhibits are filed herewith or incorporated herein by reference:

                                EXHIBIT
                                NUMBER                                 DESCRIPTION
                                ------                                 -----------
                               2.1(5)      --    The Agreement and Plan of Merger dated as of October 27,
                                                 1995 among the Registrant, Evergreen Technologies, Inc.,
                                                 Jeffrey Siegel and Karen Siegel is incorporated herein by
                                                 reference to the Exhibit with the same number filed with
                                                 the Registrant's Form 8-K for November 3, 1995, filed on
                                                 November 20, 1995.
                             2.1.1(4)+++   --    Agreement and Plan of Merger dated as of September 30, 1996 among the Registrant, Hunter International, Inc., Larry C.
                                                 Hunter and Paul Sherman.
                             2.2(5)        --    Agreement and Plan of Merger by and among the Registrant,
                                                 Quesix Software, Incorporated, IMNET California Acquisition
                                                 Corporation, Leslie H. Wong and Martin Minjoe, dated as of
                                                 November 28, 1995.
                             3.2.2(1)      --    Amended and Restated Certificate of Incorporation of
                                                 Registrant.
                             3.3.1(2)      --    Amended and Restated Bylaws dated September 10, 1996.
                             3.3.2*        --    Amendment to Bylaws of Registrant, effective January 15, 1998.
                             4(1)          --    Form of Common Stock certificate.
                            10.3.1(5)      --    Amended and Restated Registration Agreement by and
                                                 among the Registrant and certain stockholders of the
                                                 Registrant, dated as of May 22, 1992.
                            10.3.2(1)      --    First Amendment to Amended and Restated Registration
                                                 Agreement by and among the Registrant and certain
                                                 stockholders of the Registrant, dated as of March 31, 1993.
                            10.3.3(1)      --    Second Amendment to Amended and Restated Registration
                                                 Agreement by and among the Registrant and certain
                                                 stockholders of the Registrant, dated as of October 18, 1993.
                            10.3.4(1)      --    Third Amendment to Amended and Restated Registration Agreement
                                                 by and among the Registrant and certain stockholders of the
                                                 Registrant, dated as of January 13, 1995.


                            10.5(1)        --    Employee Stock Option and Rights Plan.
                            10.5.1(6)      --    Amendments to IMNET Systems, Inc. Employee Stock Option
                                                 Rights Plan, adopted September 9, 1996.
                            10.5.2(7)      --    Forms of Key Employee Stock Options.
                            10.6(1)        --    1995 Non-Employee Directors Stock Option Plan.
                            10.6.1(8)      --    IMNET Systems, Inc. Employee Discount Stock Purchase Plan.
                            10.7.1(1)      --    Form of Incentive Stock Option Agreement used by Registrant in 1994 in connection with the Employee Stock Option
                                                 Rights Plan.
                            10.7.2(1)      --    Form of Incentive Stock Option Agreement used by
                                                 Registrant in 1995 in connection with the Employee Stock
                                                 Option and Rights Plan.
                            10.7.3(5)      --    Form of Incentive Stock Option Agreement used by Registrant in 1996 in connection with the Employee Stock Option
                                                 and Rights Plan.
                            10.8(1)        --    Form of Indemnification Agreement.
                            10.9(1)        --    Employment Agreement between the Registrant and
                                                 Kenneth D. Rardin, dated May 22,1992, as amended
                                                 pursuant to an addendum, dated as of January 1, 1995.
                            10.9.1(2)      --    Second Addendum to Employment Agreement between the
                                                 Registrant and Kenneth D. Rardin, dated as of September
                                                 15, 1996.
                            10.10.1(1)     --    Incentive Stock Option Agreement between the Registrant
                                                 and Kenneth D. Rardin, dated as of February 14, 1995.
                            10.10.2(1)     --    Incentive Stock Option Agreement between the Registrant
                                                 and Gary D. Bowers, dated February 14, 1995.
                            10.10.4(1)     --    Incentive Stock Option Agreement between the
                                                 Registrant and Paul Collins, dated April 19, 1995.
                            10.18(1)       --    Distributor Agreement between the Registrant and JELCO
                                                 Data Services, Inc., dated March 29, 1993.
                            10.19(1)       --    International Distribution Agreement between the
                                                 Registrant and SG2, dated September 20, 1993.
                            10.20(1)       --    Value-Added Reseller Agreement between the Registrant
                                                 and Cerner Corporation, dated September 30, 1994.
                            10.21(1)       --    Distribution Agreement between the Registrant and IDX
                                                 Systems Corporation, dated February 15, 1995.
                            10.22(1)       --    Distribution Agreement between the Registrant and
                                                 PHAMIS, Inc., dated November 16, 1994.
                            10.23(1)             International Distributor Agreement between the
                                                 Registrant and Software AG Germany, dated April 10, 1993.
                            10.26(1)       --    Amendment to Distributor Agreement between the
                                                 Registrant and SoftNet Systems, Inc., dated June 20, 1995.
                            10.28(5)       --    Distribution Agreement between the Registrant and
                                                 Datacom Imaging Systems, Inc., dated as of March 29, 1995.
                            10.28(11)      --    Distribution Agreement between the Registrant and
                                                 HealthVISION, Inc., dated June 13, 1997.
                            10.30(5)       --    End-user Equipment Purchase and Software License Terms
                                                 and Conditions between the Registrant and McLaren
                                                 Health Care Corporation, dated February 10, 1995.
                            10.32(5)       --    Employment Agreement between the Registrant and
                                                 Raymond L. Brown, dated as of November 17, 1995.
                            10.33(5)       --    Incentive Stock Option Agreement between Registrant and
                                                 Raymond L. Brown, dated as of December 1, 1995.
                            10.35(2)+      --    Manufacturing and Distribution License Agreement
                                                 between Registrant, SoftNet Systems, Inc. and Micrographic
                                                 Technology Corporation, dated as of June 30, 1996.
                            10.36(6)       --    Employment Agreement between the Registrant and James A.
                                                 Gilbert, dated as of September 10, 1996.
                            10.37(9)+      --    Value Added Reseller Agreement between the Registrant
                                                 and ISG Technologies, Inc., dated March 18, 1997.
                            10.38(10)++    --    Stock Purchase Agreement dated as of June 25, 1997
                                                 among Registrant, Advisoft and Stockholder.
                            10.39(12)      --    Amended and Restated Non-Qualified Deferred Compensation Plan.
                            10.40(12)      --    Form of IMNET Systems, Inc. Endorsement Split-Dollar
                                                 Life Insurance Agreement with certain executives.
                            10.41          --    IMNET Systems, Inc. 1997 Long-term Incentive Plan

                                                 (incorporated herein by reference to Exhibit 10.41
                                                 filed with Registrant's Registration Statement (No.
                                                 333-49299) on Form S-8).
                            10.42*         --    Employment Letter Agreement dated November 6,1997,
                                                 between the Registrant and Scott A. Remley.
                            10.43*         --    Third Addendum to Employment Agreement of Kenneth D.
                                                 Rardin, to be effective November 6,1997
                            10.44*         --    Employment Letter dated June 12,1998, between
                                                 Registrant and Charles Warner.
                            10.45*         --    First Amendment to Employment Letter Agreement, dated
                                                 April 24, 1998, between the Registrant and Gary D.
                                                 Bowers.
                            10.46*         --    Loan Agreement between the Company and Wachovia Bank
                                                 dated March 25,1998.
                            21(11)         --    Subsidiaries of the Registrant.
                            23*            --    Consent of KPMG Peat Marwick LLP.
                            27.1*          --    Financial Data Schedule (for SEC use only).
                            27.2*          --    Financial Data Schedule (for SEC use only).


----------
 *    Filed herewith
(1) Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-1 (No. 33-92130).
(2) Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.
(3) Incorporated by reference to the same Exhibit number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.
(4) Incorporated by reference to the Exhibit 2.1 filed with the Company's Form 8-K dated September 30, 1996, filed on October 15, 1996.
(5) Incorporated by reference to the same Exhibit number in the Registrant's report on Form S-1 (No. 33-99846).
(6) Incorporated by reference to the Exhibit with the same number in the Registrant's Form 10-Q dated December 31, 1996, filed on February 13, 1996.
(7) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19429).
(8) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19397).
(9) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated March 18, 1997, filed on April 2, 1997.
(10) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated June 25, 1997.
(11) Incorporated herein by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K for the year ended June 30,1997.
(12) Incorporated herein by reference to the Exhibit with the same number in the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30,1997.
  + The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.
 ++ In accordance with Item 601(b) (2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

 (a)  3.B. Executive Compensation Plans and Arrangements.

1. Employee Stock Option and Rights Plan (Exhibit 10.5 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
2. Amendments to IMNET Systems, Inc. Employee Stock Option Rights Plan, adopted September 9, 1996 (Exhibit 10.5.1 hereof, and of the Company's Form 10-Q dated December 31, 1996, filed on February 13, 1996).
3. Forms of Key Employee Stock Options (Exhibit 10.5.2 hereof, and of the Company's Form S-8 (Reg. No. 333-19429)).
4. 1995 Non-Employee Directors Stock Option Plan (Exhibit 10.6 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
5. IMNET Systems, Inc. Employee Discount Stock Purchase Plan (Exhibit 10.6.1 hereof, and of the Company's Form S-8 (Reg. No. 333-19397)).
6. Form of Incentive Stock Option Agreement used by Registrant in 1994 in connection with the Employee Stock Option and Rights Plan (Exhibit 10.7.1 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
7. Form of Incentive Stock Option Agreement used by Registrant in 1995 in connection with the Employee Stock Option and Rights Plan (Exhibit 10.7.2 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
8. Form of Incentive Stock Option Agreement used by Registrant in 1996 in connection with the Employee Stock Option and Rights Plan (Exhibit 10.7.3 hereof, and of the Company's Form S-1 (No. 33-99846)).
9. Form of Indemnification Agreement (Exhibit 10.8 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
10. Employment Agreement between the Registrant and Kenneth D. Rardin, dated May 22, 1992, as amended pursuant to an Addendum, dated as of January 1, 1995 (Exhibit 10.9 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
11.   Second Addendum to Employment Agreement between the Registrant and Kenneth
      D. Rardin, dated as of September 15, 1996 (Exhibit 10.9.1 hereof, and of the Company's Annual Report on Form 10-K for the year ended June 30,
      1996).
12. Incentive Stock Option Agreement between the Registrant and Kenneth D. Rardin, dated as of February 14, 1995 (Exhibit 10.10.1 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
13. Incentive Stock Option Agreement between the Registrant and Gary D. Bowers, dated February 14, 1995 (Exhibit 10.10.2 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
14. Incentive Stock Option Agreement between the Registrant and Paul Collins, dated April 19, 1995 (Exhibit 10.10.4 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
15. Employment Agreement between the Registrant and Raymond L. Brown, dated as of November 17, 1995 (Exhibit 10.32 hereof, and of the Company's report on Form S-1 (No. 33-99846)).
16. Incentive Stock Option Agreement between Registrant and Raymond L. Brown, dated as of December 1, 1995 (Exhibit 10.33 hereof, and of the Company's report on Form S-1 (No. 33-99846)).
17. Employment Agreement between the Registrant and James A. Gilbert, dated as of September 10, 1996 (Exhibit 10.36 hereof, and of the Company's Form 10-Q dated December 31, 1996, filed on February 13, 1996).
18.   Amended and Restated Non-Qualified Deferred Compensation Plan (Exhibit
      10.39 hereof, and of the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended June 30,1997)
19. Form of IMNET Systems, Inc. Endorsement Split-Dollar Life Insurance Agreement with certain executives (Exhibit 10.40 hereof, and of the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended June 30, 1997).

20. IMNET Systems, Inc. 1997 Long-term Incentive Plan (Exhibit 10.41 hereof, and of the Company's Registration Statement (No. 333-49299) on Form S-8).
21. Employment Letter Agreement dated November 6, 1997, between the Registrant and Scott A. Remley (Exhibit 10.42 hereof).
22. Third Addendum to Employment Agreement of Kenneth D. Rardin, to be effective November 6, 1997 (Exhibit 10.43 hereof).
23. Employment Letter dated June 12, 1998, between the Registrant and Charles Warner (Exhibit 10.44 hereof).
24. First Amendment to Employment Letter Agreement, dated April 24, 1998, between the Registrant and Gary D. Bowers (Exhibit 10.45 hereof).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            IMNET SYSTEMS, INC.

                                            By: /s/   KENNETH D. RARDIN
                                                --------------------------------
                                                       Kenneth D. Rardin
                                               Chairman of the Board, President
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

August 5, 1998

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

                      SIGNATURE                                   TITLE                                        DATE
                      ---------                                   -----                                        ----
              /s/ KENNETH D. RARDIN             Chairman of the Board, President and Chief                August 5, 1998
-------------------------------------------     Executive Officer (Principal Executive Officer)
                  Kenneth D. Rardin



              /s/ SCOTT A. REMLEY               Senior Vice President, Chief Financial Officer            August 5, 1998
-------------------------------------------     and Secretary (Principal Financial and Accounting
              Scott A. Remley                   Officer)


             /s/ DANIEL P. HOWELL               Director                                                  August 5, 1998
 -------------------------------------------
               Daniel P. Howell


              /s/ JAMES A. GORDON               Director                                                  August 5, 1998
--------------------------------------------
                James A. Gordon

                               IMNET SYSTEMS, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            No.1
                                                                            ----
                       Schedule II  Valuation and Qualifying Accounts...     73

                                                                     SCHEDULE II

                      IMNET SYSTEMS, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                              ADDITIONS
                                                       ----------------------
                                         BALANCE AT     CHARGED TO                                     BALANCE
                                         BEGINNING      COSTS AND       OTHER        DEDUCTIONS       AT END OF
          DESCRIPTION                    OF PERIOD      EXPENSES      DESCRIBE        DESCRIBE         PERIOD
--------------------------------        -----------    ----------    ----------      ----------      ----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
Year ended June 30, 1996...........        63,043        259,846       50,000(2)       39,599(1)       333,290


Year ended June 30, 1997...........       333,290        557,754      237,208(2)       12,612(1)     1,115,640


Year ended June 30,  1998..........     1,115,640        960,851           --              --        2,076,491


                                                              ADDITIONS
                                                       ------------------------
                                         BALANCE AT     CHARGED TO                                    BALANCE
                                         BEGINNING      COSTS AND      OTHER         DEDUCTIONS      AT END OF
          DESCRIPTION                    OF PERIOD      EXPENSES      DESCRIBE        DESCRIBE        PERIOD
-----------------------------------      ---------     ----------     ---------      ----------      ---------
ALLOWANCE FOR INVENTORY OBSOLSCENCE
Year ended June 30, 1996...........        72,481        222,487           --         151,506          143,462


Year ended June 30, 1997...........       143,462      1,482,421           --         292,210(3)     1,333,673


Year ended June 30,  1998..........     1,333,673        755,722           --          55,177(3)     2,034,218


----------

(1)   Accounts deemed to be uncollectible and written off during the period.
(2)   Allowance for doubtful accounts of subsidiary at acquisition date.
(3)   Amount to be deemed to be obsolete and written off during the period.

                                  EXHIBIT INDEX

                      EXHIBIT
                      NUMBER                                 DESCRIPTION
                    ----------                               -----------
                       2.1(5)     --     The Agreement and Plan of Merger dated as of October 27,
                                         1995 among the Registrant, Evergreen Technologies,
                                         Inc., Jeffrey Siegel and Karen Siegel is incorporated
                                         herein by reference to the Exhibit with the same number
                                         filed with the Registrant's Form 8-K for November 3,
                                         1995, filed on November 20, 1995.
                                  --     Agreement and Plan of Merger dated as of September 30,
                                         1996
                       2.1.1(4)+++       among the Registrant, Hunter International, Inc.,
                                         Larry C. Hunter and Paul Sherman.
                       2.2(5)     --     Agreement and Plan of Merger by and among the
                                         Registrant, Quesix Software, Incorporated, IMNET California
                                         Acquisition Corporation, Leslie H. Wong and Martin Minjoe,
                                         dated as of November 28, 1995.
                       3.2.2(1)   --     Amended and Restated Certificate of Incorporation of
                                         Registrant.
                       3.3.1(2)   --     Amended and Restated Bylaws dated September 10, 1996.
                       3.3.2*     --     Amendment to Bylaws of Registrant effective January 15, 1998.
                       4(1)       --     Form of Common Stock certificate.
                    10.3.1(5)     --     Amended and Restated Registration Agreement by and
                                         among the Registrant and certain stockholders of the
                                         Registrant, dated as of May 22, 1992
                    10.3.2(1)     --     First Amendment to Amended and Restated Registration
                                         Agreement by and among the Registrant and certain
                                         stockholders of the Registrant, dated as of March 31, 1993.
                    10.3.3(1)     --     Second Amendment to Amended and Restated Registration
                                         Agreement by and among the Registrant and certain
                                         stockholders of the Registrant, dated as of October 18, 1993.
                    10.3.4(1)     --     Third Amendment to Amended and Restated Registration
                                         Agreement by and among the Registrant and certain
                                         stockholders of the Registrant, dated as of January 13, 1995.
                    10.5(1)       --     Employee Stock Option and Rights Plan.
                    10.5.1(6)     --     Amendments to IMNET Systems, Inc. Employee Stock Option
                                         Rights Plan, adopted September 9, 1996.
                    10.5.2(7)     --     Forms of Key Employee Stock Options.
                    10.6(1)       --     1995 Non-Employee Directors Stock Option Plan.
                    10.6.1(8)     --     IMNET Systems, Inc. Employee Discount Stock Purchase Plan.
                    10.7.1(1)     --     Form of Incentive Stock Option Agreement used by Registrant in 1994 in connection with the Employee Stock Option
                                         Rights Plan.
                    10.7.2(1)     --     Form of Incentive Stock Option Agreement used by Registrant in 1995 in connection with the Employee Stock Option
                                         and Rights Plan.
                    10.7.3(5)     --     Form of Incentive Stock Option Agreement used by Registrant in 1996 in connection with the Employee Stock Option
                                         and Rights Plan.
                    10.8(1)       --     Form of Indemnification Agreement.
                    10.9(1)       --     Employment Agreement between the Registrant and Kenneth D.
                                         Rardin, dated May 22,1992, as amended pursuant to an addendum, dated as of January 1, 1995
                    10.9.1(2)     --     Second Addendum to Employment Agreement between
                                         the Registrant and Kenneth D. Rardin, dated as of September
                                         15, 1996.
                    10.10.1(1)    --     Incentive Stock Option Agreement between the Registrant and
                                         Kenneth D. Rardin, dated as of February 14, 1995.
                    10.10.2(1)    --     Incentive Stock Option Agreement between the
                                         Registrant and Gary D. Bowers, dated February 14, 1995.
                    10.10.4(1)    --     Incentive Stock Option Agreement between the
                                         Registrant and Paul Collins, dated April 19, 1995.
                    10.18(1)      --     Distributor Agreement between the Registrant and JELCO

                                         Data Services, Inc., dated March 29, 1993
                    10.19(1)      --     International Distribution Agreement between the Registrant and SG2, dated September 20, 1993.
                    10.20(1)      --     Value-Added Reseller Agreement between the Registrant and
                                         Cerner Corporation, dated September 30, 1994.
                    10.21(1)      --     Distribution Agreement between the Registrant and IDX
                                         Systems Corporation, dated February 15, 1995.
                    10.22(1)      --     Distribution Agreement between the Registrant and PHAMIS,
                                         Inc., dated November 16, 1994.
                    10.23(1)      --     International Distributor Agreement between the Registrant and Software AG Germany, dated April 10, 1993.
                    10.26(1)      --     Amendment to Distributor Agreement between the Registrant
                                         and SoftNet Systems, Inc., dated June 20, 1995.
                    10.28(5)      --     Distribution Agreement between the Registrant and Datacom
                                         Imaging Systems, Inc., dated as of March 29, 1995.
                    10.28(11)     --     Distribution Agreement between the Registrant and
                                         HealthVISION, Inc., dated June 13, 1997.
                    10.30(5)      --     End-user Equipment Purchase and Software License Terms
                                         and Conditions between the Registrant and McLaren Health
                                         Care Corporation, dated February 10, 1995
                    10.32(5)      --     Employment Agreement between the Registrant and
                                         Raymond L. Brown, dated as of November 17, 1995
                    10.33(5)      --     Incentive Stock Option Agreement between Registrant and
                                         Raymond L. Brown, dated as of December 1, 1995.
                    10.35(2)+     --     Manufacturing and Distribution License Agreement between
                                         Registrant, SoftNet Systems, Inc. and Micrographic
                                         Technology Corporation, dated as of June 30, 1996.
                    10.36(6)      --     Employment Agreement between the Registrant and James A.
                                         Gilbert, dated as of September 10, 1996.
                    10.37(9)+     --     Value Added Reseller Agreement between the Registrant and
                                         ISG Technologies, Inc., dated March 18, 1997.
                    10.38(10)++   --     Stock Purchase Agreement dated as of June 25, 1997 among
                                         Registrant, Advisoft and Stockholder
                    10.39(12)     --     Amended and Restated Non-Qualified Deferred Compensation Plan
                    10.40(12)     --     Form of IMNET Systems, Inc. Endorsement Split-Dollar Life
                                         Insurance Agreement with certain executives
                    10.41         --     IMNET Systems, Inc. 1997 Long-term Incentive Plan
                                         (incorporated herein by reference to Exhibit 10.41 filed with
                                         Registrant's Registration Statement (No. 333-49299) on Form S-8
                    10.42*        --     Employment Letter Agreement dated November 6, 1997, between the
                                         Registrant and Scott A. Remley
                    10.43*        --     Third Addendum to Employment Agreement of Kenneth D. Rardin,
                                         to be effective November 6,1997
                    10.44*        --     Employment Letter dated June 12,1998, between Registrant and
                                         Charles Warner
                    10.45*        --     First Amendment to Employment Letter Agreement, dated
                                         April 24, 1998, between the Registrant and Gary D. Bowers
                    10.46*        --     Loan Agreement between the Company and Wachovia Bank dated
                                         March 25,1998.
                    21(11)        --     Subsidiaries of the Registrant.
                    23*           --     Consent of KPMG Peat Marwick LLP.
                    27.1*         --     Financial Data Schedule (for SEC use only).
                    27.2*         --     Financial Data Schedule (for SEC use only).

----------

*    Filed herewith
(1) Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-1 (No. 33-92130).
(2) Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996.
(3) Incorporated by reference to the same Exhibit number in the Registrant's Annual Report on Form 10-K for the year ended June 30, 1995.

(4) Incorporated by reference to the Exhibit 2.1 filed with the Company's Form 8-K dated September 30, 1996, filed on October 15, 1996.
(5) Incorporated by reference to the same Exhibit number in the Registrant's report on Form S-1 (No. 33-99846).
(6) Incorporated by reference to the Exhibit with the same number in the Registrant's Form 10-Q dated December 31, 1996, filed on February 13, 1996.
(7) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19429).
(8) Incorporated by reference to the Exhibit with the same number in the Registrant's Form S-8 (Reg. No. 333-19397).
(9) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated March 18, 1997, filed on April 2, 1997.
(10) Incorporated by reference to the Exhibit with the same number filed with the Company's Form 8-K dated June 25, 1997.
(11) Incorporated herein by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K for the year ended June 30,1997.
(12) Incorporated herein by reference to the Exhibit with the same number in the Registrant's Amendment No. 1 to Annual Report on Form 10-K/A for the year ended June 30,1997.
  + The Company has applied for confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.
 ++ In accordance with Item 601(b) (2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

(a) 3.B. Executive Compensation Plans and Arrangements.

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

9. Form of Indemnification Agreement (Exhibit 10.8 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
10. Employment Agreement between the Registrant and Kenneth D. Rardin, dated May 22, 1992, as amended pursuant to an Addendum, dated as of January 1, 1995 (Exhibit 10.9 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
11.  Second Addendum to Employment Agreement between the Registrant and Kenneth
     D. Rardin, dated as of September 15, 1996 (Exhibit 10.9.1 hereof, and of the Company's Annual Report on Form 10-K for the year ended June 30, 1996).
12. Incentive Stock Option Agreement between the Registrant and Kenneth D. Rardin, dated as of February 14, 1995 (Exhibit 10.10.1 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
13. Incentive Stock Option Agreement between the Registrant and Gary D. Bowers, dated February 14, 1995 (Exhibit 10.10.2 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
14. Incentive Stock Option Agreement between the Registrant and Paul Collins, dated April 19, 1995 (Exhibit 10.10.4 hereof, and of the Company's Registration Statement on Form S-1 (No. 33-92130)).
15. Employment Agreement between the Registrant and Raymond L. Brown, dated as of November 17, 1995 (Exhibit 10.32 hereof, and of the Company's report on Form S-1 (No. 33-99846)).
16. Incentive Stock Option Agreement between Registrant and Raymond L. Brown, dated as of December 1, 1995 (Exhibit 10.33 hereof, and of the Company's report on Form S-1 (No. 33-99846)).
17. Employment Agreement between the Registrant and James A. Gilbert, dated as of September 10, 1996 (Exhibit 10.36 hereof, and of the Company's Form 10-Q dated December 31, 1996, filed on February 13, 1996).
18.  Amended and Restated Non-Qualified Deferred Compensation Plan (Exhibit
     10.39 hereof, and of the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended June 30,1997)
19. Form of IMNET Systems, Inc. Endorsement Split-Dollar Life Insurance Agreement with certain executives (Exhibit 10.40 hereof, and of the Company's Amendment No. 2 to Annual Report on Form 10-K/A for the year ended June 30, 1997).
20. IMNET Systems, Inc. 1997 Long-term Incentive Plan (Exhibit 10.41 hereof, and of the Company's Registration Statement (No. 333-49299) on Form S-8).
21. Employment Letter Agreement dated November 6, 1997, between the Registrant and Scott A. Remley (Exhibit 10.42 hereof).
22. Third Addendum to Employment Agreement of Kenneth D. Rardin, to be effective November 6, 1997 (Exhibit 10.43 hereof).
23. Employment Letter dated June 12, 1998, between the Registrant and Charles Warner (Exhibit 10.44 hereof).
24. First Amendment to Employment Letter Agreement, dated April 24, 1998, between the Registrant and Gary D. Bowers (Exhibit 10.45 hereof).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the three month period ended June 30, 1998.