Form 10-K/A
period 1998-06-30
IMNET SYSTEMS INC
filed 1998-10-26
CIK 893329

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

              3015 Windward Plaza, Windward Fairways II,
                          Alpharetta, Georgia 30005
               (Address of principal executive offices)(Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by nonaffiliates of the Registrant was approximately $217,595,621 at October 15, 1998 ( 8,329,019 shares). The number of common shares outstanding at October 15, 1998 was 9,808,550 (exclusive of treasury shares).

     In filing the Annual Report on Form 10-K of IMNET Systems, Inc. (the "Company" or the "Registrant"), the Company incorporated certain information required by Part III by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders. The Company's Proxy Statement for the Annual Meeting of Stockholders will not be filed within the 120 day period following the end of the Company's fiscal year ended June 30, 1998. Accordingly, the undersigned registrant hereby amends Part III of its Annual Report on Form 10-K as set forth below to include such information:


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         DIRECTORS AND EXECUTIVE OFFICERS.

     The Company's directors and executive officers and their ages as of October 15, 1998 are as follows:

NAME                   AGE POSITION

Kenneth D. Rardin.......48 Chairman of the Board, President and Chief Executive
                           Officer
Gary D. Bowers..........45 Executive Vice President and Chief Operating Officer
Thomas D. Underwood.....40 Senior Vice President - Client Services
Raymond L. Brown........41 Senior Vice President - Business Development
Paul J. Collins, Jr.....42 Senior Vice President - Marketing
James L. Hall...........38 Senior Vice President - Sales
Scott A. Remley.........44 Senior Vice President and Chief Financial Officer
Charles F. Warner, Jr. .59 Vice President - Assistant to Chairman
Daniel P. Howell (1)(2).46 Secretary and Director
James A. Gordon (1)(2)..49 Director


(1)  Member of the Audit Committee

(2)  Member of the Compensation Advisory Committee

     Mr. Rardin has been Chairman of the Board and Chief Executive Officer of the Company since October 1992, when the Company acquired certain assets of IMGE, Inc. and certain of its subsidiaries (collectively, "IMGE"), and has been President of the Company since November 1997. Mr. Rardin was also President of the Company from October 1992 until the appointment of Mr. Gilbert as President in September 1996. Mr. Rardin has over 25 years of experience in the computer software field. Beginning in late 1990 until the consummation of the 1992 IMGE acquisition (the "1992 Acquisition"), he was Chief Executive Officer of IMGE. From 1989 to 1990, Mr. Rardin was a self-employed consultant in the computer and data communications industries. From 1986 to 1989, Mr. Rardin served as President and Chief Executive Officer of GMD, Inc., a provider of systems which integrate design and manufacturing automation with business systems. From 1983 to 1986, Mr. Rardin was President and Chief Executive Officer of FutureSoft Synergies, Inc., a venture capital investment and management company. From 1977 to 1982, Mr. Rardin was Chief Operating Officer of Software AG of North America. During such time, Software AG of North America grew from a small private software company to one of the industry's largest publicly-held international software companies.

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

     Mr. Gordon has been a director of the Company since 1992. He is the principal of Gordon Management, Inc., which he founded in 1992 to serve as the general partner of Edgewater Private Equity Fund, L.P., a $150 million private equity and venture capital investment fund. From 1971 through 1992, he served as the president and owner of Gordon's Wholesale, Inc. ("GWI"). In 1982, Mr. Gordon engineered a leveraged buy-out of his personal and family interests in GWI and sold GWI to a European multinational corporation in 1986. Mr. Gordon has been active in the private equity markets since 1982 and has completed numerous transactions since that time. He serves on the boards of directors of Advanced Photonix, a public company; Pride Industries; Microware Systems Corporation; Pangea, Inc. and DAC Vision, Inc. He also serves as Chairman of the Investment Committee at Grinnell College and is an Advisory member of the National Committee for the Performing Arts. Mr. Gordon is a graduate of Northwestern University.

     The IMNET Board of Directors is comprised of three persons, two of whom are affiliated with investor groups (Messrs. Howell and Gordon), and IMNET's Chief Executive Officer (Mr. Rardin). Each director was initially elected and reelected pursuant to the terms of a stockholders' agreement, originally executed at the time of the 1992 Acquisition. That agreement terminated upon the closing of the Company's initial public offering.

     TERMS OF OFFICE.

     Each of the Company's directors will hold office until the Company's Annual Meeting of Stockholders or until his successor is duly elected and qualified. All executive officers of the Company serve at the discretion of the Board of Directors.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Based  solely on its review of copies of forms  received  by it pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Company believes that with respect to fiscal year 1998, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that (i) Mr. Gordon filed one late Form 5 to report one option grant, (ii) Mr. Howell filed one late Form 5 to report one option grant,
(iii) Mr. Bowers filed one late Form 5 to report three option grants, and (iv) Mr. Underwood filed one late Form 5 to report three option grants.

ITEM 11. EXECUTIVE COMPENSATION.

     DIRECTOR COMPENSATION.

     The Company pays directors who are not full-time employees of the Company an annual fee of $5,000 for service on the Board of Directors and a fee of $500 for each Board meeting attended. Directors are entitled to reimbursement of their traveling costs and other out-of-pocket expenses incurred in attending Board and Committee meetings. Additionally, directors who are not members of the Compensation Committee are eligible to participate in the Company's Employee Stock Option and Rights Plan (the "1993 Plan"). Pursuant to the terms of the 1995 Non-Employee Directors Stock Option Plan ("Directors Plan"), each non-employee director receives options to acquire 3,760 shares of Common Stock on the first business day after the Annual Meeting of Stockholders, at the closing price of the Company's Common Stock on the date prior to the grant of the option. All options granted under the 1995 Non-Employee Directors Stock Option Plan become exercisable one year after the date of grant, provided the director has attended at least 75% of the sum of all meetings of the Board of Directors and any committees on which that director serves, from the date of grant to such anniversary date. No option granted pursuant to the Directors Plan may be exercised later than five years from the date of grant thereof.

     EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid or accrued by the Company to the Company's Chief Executive Officer, the five other most highly paid executive officers of the Company in 1998 and Mr. James A. Gilbert, the Company's former President and Chief Operating Officer (the "Named Executives"). The information presented is for the fiscal years ended June 30, 1998, 1997 and 1996.

                           SUMMARY COMPENSATION TABLE

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION                                             LONG TERM
---------------------------                                           COMPENSATION
                                                                        ON AWARDS
                                 FISCAL YEAR                            SECURITIES
                                   ENDED              ANNUAL            UNDERLYING     ALL OTHER
                                  JUNE 30,         COMPENSATION         OPTIONS(#)  COMPENSATION($) (1)
                                ------------       ------------------- ------------   ----------
                                               SALARY($)    BONUS($)

Kenneth D. Rardin                  1998       321,890    150,000(6)       ---         34,557
  Chairman, President and Chief    1997       315,363    792,854(5)   105,000         12,508
  Executive Officer.............   1996       324,118       248,955   193,984         11,763

James L. Gilbert                   1998       250,000           ---       ---          ---
  Former President and Chief       1997       184,225   148,258 (5)   400,000          ---
  Operating Officer(2)..........   1996           ---           ---       ---          ---

Thomas D. Underwood                1998       159,446       25,358     40,000         4,038
  Senior Vice President - Client   1997       155,545     51,519(5)    40,000          ---
  Services(3)...................   1996       139,652        55,975    50,000          ---

Raymond L. Brown                   1998       166,503     12,462(6)    35,000         13,863
  Senior Vice President -          1997       145,649     48,498(5)    25,000          ---
  Business Development(4).......   1996        77,538        40,113    50,000          ---

Gary D. Bowers                     1998       154,420         3,522(6) 30,000         4,523
  Executive Vice President and     1997       134,510(3)     45,864(5) 15,000          ---
  Chief Operating Officer(7) ...   1996       145,192(3)      38,438   23,647          ---


Scott A. Remley                    1998        98,008         95,107   100,000          ---
  Senior Vice President and        1997        ---               ---       ---          ---
  Chief Financial Officer........  1996        ---               ---       ---          ---

Charles F. Warner, Jr.             1998        94,423         84,926    20,620          ---
  Vice President -                 1997        ---               ---       ---          ---
  Assistant to Chairman(8).......  1996        ---               ---       ---          ---


(1)  The  amounts  shown  include  $22,309,   $4,038,   $13,863  and  $4,523  in
     administrative fees for the Deferred Compensation Plan paid by the Company in 1998, for Messrs. Rardin, Underwood, Brown, and Bowers, respectively. The amounts also include $6,097, $7,309 and $9,370 in disability premiums paid, and $6,151, $5,199 and $2,393 in term life insurance premiums paid, by the Company for Mr. Rardin in 1998, 1997 and 1996, respectively.

(2) Mr. Gilbert joined the Company in September 1996 and resigned as President and Chief Operating Officer in November 1997.

(3) Mr. Underwood joined the Company in July 1995. He was appointed Senior Vice President - Client Services in January 1996.

(4) Mr. Brown joined the Company in November 1995. He was appointed Senior Vice President - Business Development in November 1997.

(5)  Includes $500,916,  $79,027, $17,809,  $37,380, and $17,702,  respectively, deferred by Messrs. Rardin, Gilbert, Underwood, Brown and Bowers under the Company's Deferred Compensation Plan. See "Deferred Compensation Plan."

(6)  Includes $12,462 and $3,522,  respectively,  deferred by Messrs.  Brown and
     Bowers under the Company's Deferred Compensation Plan. See "Deferred Compensation Plan."

(7) Mr. Bowers was appointed Executive Vice President and Chief Operating Officer in July 1998.

(8)  Mr. Warner joined the Company in July 1995. He was appointed Vice President
     - Assistant to Chairman in December 1997.

     OPTION GRANTS TABLE

     The following table sets forth certain information regarding options granted to the Named Executive Officers during the fiscal year ended June 30, 1998. No separate stock appreciation rights ("SARs") were granted during fiscal 1998.

                   OPTION GRANTS IN FISCAL 1998
                         INDIVIDUAL GRANTS


                                      INDIVIDUAL GRANTS
                      -------------------------------------------------------------------           POTENTIAL
                           NUMBER OF          % OF TOTAL       EXERCISE      EXPIRATION         REALIZABLE VALUE AT
NAME                      SECURITIES       OPTIONS GRANTED       PRICE          DATE              ASSUMED ANNUAL
                          UNDERLYING       TO EMPLOYEES IN     ($/SHARE)                          RATES OF STOCK
                            OPTIONS          FISCAL YEAR                                        PRICE APPRECIATION
                          GRANTED(#)(1)                                                               FOR
                                                                                                 OPTION TERM(2)
                                                                                              ---------------------
                                                                                                5%($)     10%($)
----------------------    ---------------  -----------------   ----------    ------------     ---------------------

Thomas D. Underwood           40,000             10.2%           18.25        10/31/07          459,093  1,163,432
Raymond L. Brown              35,000              8.9%           18.25        10/31/07          401,706  1,018,003
Gary D. Bowers                35,000              8.9%           18.25        10/31/07          401,706  1,018,003
Scott A. Remley              100,000             25.6%           17.56        11/06/07        1,104,339  2,798,612
Charles F. Warner, Jr.         5,620             1.4 %           18.25        10/31/07           64,503    163,462
                              15,000              3.8%           16.13        12/17/07          152,161    385,606

(1) The stock options will become exercisable at the rate of 20% per year from the date of grant and have 10-year terms so long as the optionee's employment with the Company continues. The exercise price of each stock option is equal to the fair market value of the underlying Common Stock on the date of the grant, as determined by the Compensation Advisory Committee of the Board of Directors. The exercise price may be paid in cash or, at the discretion of the Compensation Advisory Committee, in shares of Common Stock valued at fair market value on the exercise date. The vesting of the options will accelerate, and they will become immediately exercisable, in the event of a "change of control" of the Company. The consummation of the pending merger (the "Merger") with HBO & Company will constitute such a change of control.

(2) Future value of current-year grants assuming appreciation in the market value of the Common Stock of 5% and 10% per year over the 10-year option period. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

     OPTION EXERCISES AND YEAR-END VALUE TABLE

     None of the Named Executive Officers has held or exercised separate SARs. The following table sets forth certain information regarding stock options exercised during the fiscal year ended June 30, 1998 by, and unexercised stock options held at fiscal year end by, each of the Named Executive Officers.

                       FISCAL 1998 YEAR-END OPTION VALUES

                             SHARES       VALUE       NUMBER OF SECURITIES              VALUE OF UNEXERCISED
NAME                        ACQUIRED     REALIZED          UNDERLYING                       IN-THE-MONEY
                           ON EXERCISE      $        UNEXERCISED OPTIONS AT            OPTIONS AT 1998 FISCAL
                               (#)                   1998 FISCAL YEAR END(#)               YEAR END($)(2)
                                                    EXERCISABLE/UNEXERCISABLE(1)    EXERCISABLE/UNEXERCISABLE(1)
--------------------------------------- ----------- --------------------------  -------------------------------------

Kenneth D. Rardin........       0           0            232,921/271,571                  843,061/433,540
James A. Gilbert.........       0           0               250,000/0                           0/0
Thomas D. Underwood......       0           0            28,000/102,000                    14,850/22,275
Raymond L. Brown.........       0           0             25,000/85,000                         0/0
Gary D. Bowers...........       0           0             30,741/70,459                    115,820/56,797
Scott A. Remley..........       0           0               0/100,000                           0/0
Charles F. Warner, Jr. ..       0           0              752/21,748                           0/0


-----

(1) The vesting of all unvested stock options will be accelerated, and such options will become immediately exercisable, upon the consummation of the Merger.

(2) Calculated based on the $13.375 estimated fair market value of the underlying securities as of June 30, 1998.

EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with Mr. Rardin in May 1992, which was amended in January 1995, July 1995, May 1996, November 1997, and April 1998. It extends through December 31, 2000. The employment agreement, as amended, establishes Mr. Rardin's base salary at $303,132, subject to adjustment upward in accordance with the Consumer Price Index (the "CPI"). Under the agreement, the Company also has agreed to pay the premiums with respect to certain life and disability insurance for Mr. Rardin. The agreement may be terminated by the Company with or without cause or upon Mr. Rardin's death or his inability to perform his duties on a substantially full-time basis on account of disability or incapacity for a period of six or more months. The agreement also contains a one-year non-competition provision. The agreement provides that Mr. Rardin is to be nominated for election as a director of the Company for so long as he is employed full time by the Company. Mr. Rardin is also entitled to receive bonuses provided that the Company achieves certain earnings targets, and is entitled to participate in insurance and other benefit, pension or health plans provided by the Company to its key executive employees. Mr. Rardin is entitled to severance through December 31, 2000 upon termination of his employment prior to January 1, 2000 by reason of: (i) termination by the Company other than for cause; or (ii) at the election of Mr. Rardin within the six month period following a Severance Event. A Severance Event includes: (a) the occurrence of material changes made without the written consent of Mr. Rardin which diminish the position, title, authority, compensation or scope of authority enjoyed by Mr. Rardin as of the date the employment agreement was executed; (b) the occurrence of a transaction involving the Company whereby, following the consummation thereof, (1) 51% of the Company's outstanding voting shares will have been acquired by a third party or parties in a transaction or series of transactions effected with the purpose or effect of accomplishing a change in control of the Company or (2) the Company will have disposed of to a third party substantially all of the assets or business or entered into a substantially similar transaction; or (c) the occurrence of certain bankruptcy or insolvency events involving the Company (a "Bankruptcy Event"). The consummation of the pending merger (the "Merger") with HBO & Company ("HBOC") will be a Severance Event. In the event that Mr. Rardin's employment with the Company is terminated on or after January 1, 2000 for any of the reasons set forth above, Mr. Rardin is entitled to severance for a period of 12 months from the date of termination of his employment. The severance to which Mr. Rardin is entitled includes continued compensation payments at the base salary rate in effect at the time of the termination of employment, continued ability to participate in life or death benefit plans, continued life and disability insurance, and continued ability to participate in employee fringe benefit and pension plans, each as Mr. Rardin would have been entitled to receive during the term of his employment. In the event that Mr. Rardin's employment with the Company terminates by reason of: (A) termination by the Company other than for cause; (B) disability; (C) death; or (D) a Severance Event, Mr. Rardin is entitled to receive a pro rata portion of the bonus which he would otherwise have been entitled to receive, prorated to reflect the actual number of days worked by Mr. Rardin during such fiscal year. Mr. Rardin has agreed to forego any bonus for the first quarter of fiscal year 1998 to provide for additional bonuses for other executive officers of IMNET as an incentive to achieve IMNET's profit objectives.

     Messrs. Bowers, Gilbert, Underwood, Brown, Remley and Warner have entered into employment agreements with the Company dated May 22, 1992 (as amended April 24, 1998), September 10, 1996, July 5, 1995, November 17, 1995 (as amended April 6, 1998), November 6, 1997 and June 12, 1998, respectively. The agreements are terminable at any time upon three months' written notice by either party, automatically in the event of the death of the employee; immediately upon written notice if termination is for cause as defined therein and at any time upon the mutual agreement of the Company and the employee. The agreements established original base salary rates for each subject to annual adjustments tied to increases in the Consumer Price Index. Each of the employees is eligible to receive incentive bonuses under bonus plans to be determined by the Chief Executive Officer of the Company for senior level executives of the Company, with grants of any such bonuses being made in the sole discretion of the Board of Directors. Each executive (other than Mr. Bowers and Mr. Gilbert) is entitled to receive six months' severance pay at the monthly rate of their respective then-current base salaries upon termination of his employment for any reason other than cause. Mr. Bowers' agreement provides that in the event of termination of his employment for any reason other than cause or in the event Mr. Rardin's employment with IMNET is terminated and Mr. Bowers elects to terminate his employment within 30 days thereafter, he will receive 12 months' severance and be reimbursed for certain relocation expenses, subject to certain conditions. With respect to each of the officers, all such severance payments terminate upon acceptance of full-time employment with a subsequent employer during the severance period. Mr. Bowers' agreement contains a six month non-competition provision. Each of the other executives' agreement contains a one-year non-competition provision. Certain of the Named Executive Officers elected to defer a portion of his fiscal 1997 or 1998 bonus under the Company's Deferred Compensation Plan. See "Deferred Compensation Plan." In November 1997, Mr. Gilbert resigned as Chief Operating Officer and President. He remained employed by the Company until June 1998. Currently, the base salary of each of the Named Executive Officers of IMNET is as follows: Mr. Rardin: $326,420; Mr.
Bowers:  $200,000;  Mr. Underwood:  $160,998;  Mr. Brown:  $150,755; Mr. Remley:
$162,720; and Mr. Warner: $100,000. Upon consummation of the Merger, each of the executive officers who cease to be employed by HBOC or its subsidiaries will receive severance payments based upon these amounts.

BENEFIT PLANS

EMPLOYEE STOCK OPTION AND RIGHTS PLAN

     The 1993 Employee Stock Option and Rights Plan ("1993 Plan"), as amended pursuant to Stockholder approval on December 19, 1996, provides for the grant of stock options to acquire a maximum of 1,590,000 shares of Common Stock. As of June 30, 1998, stock options for 105,061 shares had been exercised under the 1993 Plan, and stock options for 1,042,061 were outstanding. The number of shares covered by the 1993 Plan was increased from 944,000 to 1,590,000 pursuant to approval of the Stockholders in December 1996. Unless sooner terminated by the Board, the 1993 Plan terminates on October 29, 2003. These stock options also usually expire upon termination of employment or shortly thereafter, except in the event of retirement, disability or death, in which case the term of the stock option may continue for some time thereafter. In the event of a "Non-Acquiring Transaction" as defined in 1993 Plan (certain transactions constituting a change in control), limitations on exercisability of stock options owned by executive officers shall be waived, and the limitations on exercisability of stock options owned by others may be waived (in the discretion of the Compensation Advisory Committee). The Merger will be a "Non-Acquiring Transaction".

1997 LONG TERM INCENTIVE PLAN

     IMNET's 1997 Long Term Incentive Plan (the "1997 Plan") provides for the grant of stock options to acquire up to 875,000 shares of Common Stock, none of which were granted or outstanding as of September 30, 1998. In general, if IMNET is merged into or consolidated with another corporation under circumstances in which IMNET is not the surviving corporation, or if IMNET is liquidated, or sells or otherwise disposes of substantially all of its assets to another corporation (any such merger, consolidation, etc., being hereinafter referred to as a "Change of Control Transaction") while unexercised options are outstanding under the 1997 Plan, after the effective date of a Change of Control Transaction each holder of an outstanding option shall be entitled, upon exercise of such option, to receive such stock, or other securities as the holders of the same class of stock as those shares subject to the option shall be entitled to receive in such Change of Control Transaction based upon the agreed upon conversion ratio or per share distribution. However, any limitations on exercisability of options owned by executive officers or IMNET shall be waived, and options of non-executive officers may be waived (in the discretion of the Committee), so that all such options, from and after a date prior to the effective date of such Change of Control Transaction shall be exercisable in full. Furthermore, the right to exercise shall, in the case of executive officers, and may (in the discretion of the Committee), in the case of other option holders, be given to each holder (by written notice) of an option during a 15-day period preceding the effective date of such Change of Control Transaction. Any outstanding options not exercised within such 15-day period may be cancelled by the Committee as of the effective date of any such Change of Control Transaction, as specified in the 15-day notice. To the extent that the foregoing adjustments relate to stock or securities of the Company, such adjustments shall be made by the Committee, whose determination in that respect shall be final, binding and conclusive. The Merger will be a "Change of Control Transaction."

EMPLOYEE DISCOUNT STOCK PURCHASE PLAN

     In December 1996, the Stockholders approved the adoption of the IMNET Systems, Inc. Employee Discount Stock Purchase Plan for employees of the company and its subsidiaries (the "Stock Purchase Plan"). The Stock Purchase Plan was established pursuant to the provisions of Section 423 of the Code. The purpose of the Stock Purchase Plan is to provide a method whereby all eligible employees of the company may acquire a proprietary interest in the company through the purchase of the Company's common stock. Under the Stock Purchase Plan, payroll deductions are used to purchase the company's common stock.

     An aggregate of 300,000 shares of common stock of the Company were reserved for issuance under the Stock Purchase Plan, and as of June 30, 1998, an aggregate of 54,359 shares of common stock were purchased and issued under that Plan (including approximately 3,508 shares purchased by executive officers). All employees (including officers) of the company or its majority-owned subsidiaries whose customary employment is at least 20 hours per week and five months per year are eligible to participate in the Stock Purchase Plan. As of July 1, 1998, approximately 325 were eligible to participate in the Stock Purchase Plan. An employee electing to participate in the Stock Purchase Plan must authorize a whole percentage (not less than 1% nor more than 25%) of the employee's compensation to be deducted by the Company from the employee's pay during each pay period. Each six-month period from January 1 to June 30 and July 1 to December 31 is a "Plan Period" during which payroll deductions will be accumulated to purchase Common Stock at the end of such a Plan Period. The price for common stock purchased under the Stock Purchase Plan is equal to the lesser of 85% of the closing sale price on Nasdaq of the Common Stock on either the (i) first trading day or (ii) the last trading day of the applicable Plan Period; provided that the price will be the closing sale price on the last trading day of the Plan Period if the Board does not specify a maximum number of shares per employee for the Plan Period. Upon consummation of the Merger, HBOC will assume IMNET's obligations under the Stock Purchase Plan.

     A participant may voluntarily withdraw from the Stock Purchase Plan at any time and may, at the participant's option (i) receive on withdrawal the cash balance, without interest, then held in the participant's account or (ii) allow the cash balance to remain in the Plan and to be used to purchase Common Stock at the end of the Plan Period. Upon termination of employment for any reason, including resignation, discharge, disability or retirement, or upon the death of a participant, the balance of the participant's account, without interest, will be paid to the participant or his or her designated beneficiary. However, in the event of the participant's death, disability or retirement, the participant or the participant's beneficiary may elect to exercise the participant's option to purchase such number of full shares which such participant's accumulated payroll deductions will purchase at the applicable purchase price.

RESERVATION OF SHARES FOR OTHER OPTIONS

     In September 1996, the Company's Board of Directors approved the grants of options to acquire 610,000 shares of Common Stock as part of an Informal Stock Option Plan (the "Informal Plan"). The Compensation Advisory Committee was authorized to grant further stock options under the Informal Plan to acquire up to 200,000 shares of the Company's Common Stock on such terms as it deems appropriate. As of September 30, 1998, stock options for 400 shares had been exercised under the Informal Plan, stock options for 598,000 shares were outstanding, and 57,500 shares remained available for issuance under the Informal Plan. Stock options issued under the Informal Plan incorporate by reference the terms of the 1993 Plan.

NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     The Non-Employee Directors Stock Option Plan (the "1995 Plan") permits the granting of options to purchase an aggregate of 94,000 shares of Common Stock to non-employee directors of the Company. The 1995 Plan provides for automatic grants of non-qualified stock options to non-employee directors of the Company at an exercise price equal to the then-current fair market value. An initial grant of stock options to purchase 3,760 shares, at a price equal to the initial public offering price, was awarded to each non-employee director effective upon the closing of the initial public offering. Commencing with the 1996 Annual Meeting of Stockholders, each non-employee director receives an annual grant of stock options to purchase 3,760 shares on the first business day after such annual meeting. Stock options granted under the 1995 Plan are not transferable other than by will or the laws of descent and distribution. Stock options vest on the first anniversary of the grant date, but do not vest unless the director has attended at least 75% of the sum of all meetings of the Board of Directors and any committees on which that director serves, from the date of grant to such anniversary date. Stock options terminate 30 days following cessation of service as a non-employee director for any reason other than death. Upon the death of a non-employee director, stock options which were exercisable on the date of death are exercisable by his legal representatives or heirs for one year from the date of death. Under no circumstances may a stock option be exercised more than five years following the date of grant. As of the fiscal year end, stock options for 61,393 shares had been granted, under the 1995 Plan. Of these, stock options to acquire 14,781 shares were exercised, stock options to acquire 24,052 shares expired without vesting and stock options to acquire 22,560 shares remain outstanding.

DEFERRED COMPENSATION PLAN

     In 1997, the Company adopted a non-qualified deferred compensation plan whereby certain executive officers, including Messrs. Rardin, Underwood, Brown, and Bowers, can elect to defer a portion of the cash compensation he would otherwise be entitled to receive. This plan, unlike a qualified plan which is subject to, among other things, the compensation limitations and vesting requirements of the Internal Revenue Code and additional requirements of the Employee Retirement Income Security Act, is an arrangement for a select group of management or other highly compensated employees that is not subject to any specific qualification criteria. The participants do not recognize income for income tax purposes until amounts are paid to the participant. Likewise, the Company is not entitled to an income tax deduction until such amounts are paid to participant. For fiscal 1997, the amount of compensation deferred under the Deferred Compensation Plan was $500,916, $79,027, 17,809, $37,380, and 17,702
for Messrs. Rardin, Gilbert, Underwood, Brown and Bowers, respectively. For fiscal 1998, the amount of compensation deferred under the Deferred Compensation Plan was $3,522, $12,462 and $3,522 for Messrs. Underwood, Brown, and Bowers, respectively.

EXECUTIVE SPLIT-DOLLAR LIFE INSURANCE PROGRAM

     In October 1997, the Company implemented a split dollar life insurance program for certain executives, including Messrs. Rardin, Underwood, Brown, and Bowers. This program obligates the Company to obtain a life insurance policy ("Policy") insuring the life of the executive which will provide a minimum specified dollar amount in death benefits (called the "Minimum Death Benefit"). The Company will pay all the insurance premiums required under the Policies. Ownership of the Policy is "split" between the Company and the Participants. The Company has the right of ownership of the net cash value of the Policy and has the right to receive from any death benefit the greater of (a) total premiums paid by the Company under the Policy, and (b) net cash surrender value of the Policy on the date of death of the Participant. The Participant has the right to designate the death benefit beneficiary for the portion of the death benefit in excess of the Company's interest described above. This portion of the death benefit must at all times equal or exceed the Minimum Death Benefit. The Minimum Death Benefit under the program is $925,000, $90,000, $160,000 and $80,000 for Messrs. Rardin, Underwood, Brown and Bowers, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of October 15, 1998, by: (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) the Named Executive Officers who own shares of the Company's Common Stock; (iii) each director of the Company; and (iv) all of the Company's executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all the shares of Common Stock indicated.

                                          BENEFICIAL OWNERSHIP
BENEFICIAL OWNER                           AS OF OCTOBER 15, 1998
                                         SHARES   PERCENTAGE
Edgewater Private Equity Fund, L.P.(1)..  706,896         7.2
Mesirow Capital(2)......................  644,396         6.6
Kenneth D. Rardin(3)....................  361,430         3.6
Gary D. Bowers(4).......................   55,516           *
Thomas D. Underwood(5)..................   49,400           *
Raymond L. Brown(6).....................   37,649           *
Scott A. Remley(7)......................   22,484           *
James L. Hall(8)........................   26,614           *
Paul J. Collins, Jr.(9).................   22,315           *
Charles F. Warner(10)...................    3,260           *
James A. Gilbert (11)...................  259,092         2.6
James A. Gordon(1)(12)..................  714,416         7.3
Daniel P. Howell(2)(12).................  651,916         6.6
All officers and directors as a group
  (10 persons)(1)(2)(13)................1,945,000        18.9
J.P. Morgan & Co. Incorporated (14).....  670,200         6.8
Enrique H. Boilini (15).................  538,600         5.5
David I. Cohen (15).....................  538,600         5.5
Joseph F. Downes (15)...................  538,600         5.5
Jason M. Fish (15)......................  538,600         5.5
Andrew B. Fremder (15)..................  538,600         5.5
William F. Mellin (15)..................  538,600         5.5
Stephen L. Millham (15).................  538,600         5.5
Meridee A. Moore (15)...................  538,600         5.5
Thomas F. Steyer (15)...................  538,600         5.5

------------------------

*        Represents beneficial ownership of less than 1%.

(1) The shares beneficially owned include 706,896 shares held by Edgewater Private Equity Fund, L.P. ("Edgewater"). Gordon Management, Inc. serves as general partner of Edgewater. Mr. Gordon is the President and a principal of Gordon Management, Inc. Mr. Gordon may therefore be deemed to be the beneficial owner of the shares held by Edgewater. The address of Edgewater Private Equity Fund, L.P., is 900 North Michigan Avenue, 14th Floor, Chicago, Illinois 60611.

(2) The shares beneficially owned include 520,287 shares held by Mesirow V and 124,109 shares held by Mesirow VI. Mr. Howell is a principal and the Senior Managing Director of Mesirow Private Equity Investments, Inc., the General Partner of Mesirow V and Mesirow VI. Mr. Howell may therefore be deemed to be the beneficial owner of the shares held by Mesirow V and Mesirow VI. The address of Mesirow Private Equity Investments is 350 North Clark Street, Chicago, Illinois 60610.

(3) Includes 3,760 shares held by Mr. Rardin's daughter. Also includes stock options to purchase 253,922 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 250,570 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(4) Includes stock options to purchase 40,741 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 60,459 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(5) Includes stock options to purchase 49,400 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 80,600 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(6) Includes stock options to purchase 37,000 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 73,000 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(7) Includes 100 shares held by Mr. Remley's daughter. Includes 20,000 shares subject to outstanding stock options, which stock options will become exercisable within 60 days of October 15, 1998. Does not include 80,000 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(8) Includes stock options to purchase 26,000 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 54,000 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(9) Includes stock options to purchase 21,490 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 47,489 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(10) Includes stock options to purchase 1,876 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 20,624 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of these stock options will be accelerated and they will become immediately exercisable.

(11) Includes stock options to purchase 250,000 shares which are currently exercisable.

(12) Includes stock options to purchase 7,520 shares which are either currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 3,760 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998.

(13) Includes stock options to purchase 465,469 shares which are currently exercisable or which become exercisable within 60 days of October 15, 1998. Does not include 674,262 shares subject to outstanding stock options, which stock options are not currently exercisable and will not become exercisable within 60 days of October 15, 1998, unless the Merger is consummated. If the Merger is consummated, vesting of 666,742 of these stock options will be accelerated and they will become immediately exercisable.

(14) The address of J. P. Morgan & Co. Incorporated is 60 Wall Street, New York, New York 10260.

(15) Based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission, and is as of October 15, 1998. Includes shares held by (i) Farallon Capital Partners, L.P., a California limited partnership ("FCP"), (ii) Farallon Capital Institutional Partners, L.P., a California limited partnership ("FCIP"); (iii) Farallon Capital Institutional Partners II, L.P., a California limited partnership ("FCIP II"); (iv) Farallon Capital Institutional Partners III, L.P., a Delaware limited partnership ("FCIP III"); (v) Tinicum Partners, L.P., a New York
     limited partnership ("Tinicum", collectively with FCP, FCIP, FCIP II and FCIP III, the "Partnerships"); (vi) Farallon Capital Management, L.L.C., a Delaware limited liability company ("FCMLLC"), and Farallon Capital Offshore Investors, Inc., a British Virgin Islands corporation ("Offshore"), and certain other accounts managed by FCMLLC (together with Offshore, the "Managed Accounts"); and (vii) Farallon Partners, L.L.C., a Delaware limited liability company ("FPLLC"). The shares reported hereby for the Partnerships are owned directly by the Partnerships and those reported by FCMLLC on behalf of the Managed Accounts are owned directly by the Managed Accounts. Each of Messrs. Boilini, Cohen, Downes, Fish, Fremder, Mellin, Millham, Moore and Steyer may be deemed, as a managing member of FPLLC and FCMLLC, to be the beneficial owner of all such shares. FPLLC may be deemed to be the beneficial owner of all such shares owned by the Partnerships. FCMLLC may be deemed to be the beneficial owner of all such shares owned by the Managed Accounts. Each of FCMLLC, FPLLC, Boilini, Cohen, Downes, Fairman, Fish, Fremder, Mellin, Millham, Moore and Steyer disclaims any beneficial ownership of all such Shares. The address of each of Messrs. Cohen, Downes, Fish, Fremder, Mellin, Millham, Moore and Steyer is c/o Farallon Capital Management, L.L.C., One Maritime Plaza, Suite 1325, San Francisco, CA 94111. The address for Mr. Boilini is c/o Farallon Capital Management, L.L.C., 75 Holly Hill Lane, Greenwich, CT 06830.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

753158v4
                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 IMNET SYSTEMS, INC.



October 26, 1998                            By:  /s/ Scott A. Remley
                                                 -------------------
                                                 Scott A. Remley,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)